Form 10-Q
period 1995-03-31
BRUNSWICK BANCORP
filed 1995-04-26
CIK 771614

                       BRUNSWICK BANCORP AND SUBSIDIARIES



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   __________

Quarter ended March 31, 1995                      Commission file number 0-14403


                               BRUNSWICK BANCORP

             (Exact Name of Registrant as Specified in its Charter)

                                   __________

         NEW JERSEY                                             22-2610694

(State of Other Jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization                            Identification Number)


      NEW BRUNSWICK, NEW JERSEY                                   08901
Address of principal executive offices)                         (Zip Code)


                                 (908) 247-3900
                                 --------------
              (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
                                 --------------
              (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)


COMMON STOCK, PAR VALUE $2.00                              601,770 SHARES
- - -----------------------------                              --------------
     (Class of Stock)                             (Outstanding at March 31, 1995

                                   __________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                                            NO
                 -----                                             -----

                       BRUNSWICK BANCORP AND SUBSIDIARIES



                                   I N D E X







PART I - FINANCIAL INFORMATION                                           P A G E
- - ------------------------------                                           -------

 Item 1. Financial Statements (Unaudited):

          Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994                                1

          Consolidated Statements of Income
          Three Months Ended March 31, 1995, 1994 and 1993                    2

          Consolidated Statements of Stockholders' Equity
          Three Months Ended March 31, 1995, 1994 and 1993                    3

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1995, 1994 and 1993                    4

          Notes to Consolidated Financial Statements                         5-6

 Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                               7-8


PART II - OTHER INFORMATION
- - ---------------------------

 Item 6. Exhibits and Reports on Form 8-K                                     9

 Signatures                                                                  10

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                    MAR 31              DEC 31
                                                                     1995                1994
                                                                     ----                ----
ASSETS:
  Cash and due from banks                                      $ 3,352,192        $  4,072,796
  Federal funds sold                                            18,600,000          28,800,000
  Investment securities                                         21,818,730          21,683,507

  Loans                                                         46,548,875          46,710,693
  Less allowance for credit losses                               1,180,350           1,000,159
                                                               -----------        ------------

       Net loans                                                45,368,525          45,710,534

  Premises and equipment                                           827,016             850,918
  Other real estate owned                                        3,768,655           3,708,920
  Accrued interest receivable and other assets                     825,062             924,131
                                                               -----------        ------------

       NET ASSETS                                              $94,560,180        $105,750,806
                                                               ===========        ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
   Deposits:
    Demand deposits                                            $26,999,553        $ 24,840,551
    NOW accounts                                                14,164,458          19,631,040
    Savings deposits                                            15,731,263          15,644,155
    Time deposits                                               19,667,816          27,587,386
                                                               -----------        ------------

       Total deposits                                           76,563,090          87,703,132
  Borrowed funds                                                    93,980             532,730
  Accrued expenses and other liabilities                           941,222             775,921
                                                               -----------        ------------

       Total liabilities                                        77,598,292          89,011,783
                                                               -----------        ------------

  Stockholders' equity:
   Common stock, par value $2.00:
    Authorized 3,000,000 shares;
    issued 601,770 shares                                        1,203,540           1,203,540
   Surplus                                                       2,722,854           2,722,854
   Retained earnings                                            13,035,494          12,812,629
                                                               -----------        ------------

       Total stockholders' equity                               16,961,888          16,739,023
                                                               -----------        -------------


       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $94,560,180        $105,750,806
                                                               ===========        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 1995, 1994 AND 1993
                                   UNAUDITED


                                                  1995                1994            1993
                                                  ----                ----            ----
INTEREST INCOME:
  Interest and fees on loans                $1,254,617          $1,013,451      $1,093,254
  Interest on investment securities:
   Taxable                                     343,633             216,853         179,701
   Exempt from Federal income tax                3,892               4,687           5,421
  Interest on Federal funds sold               249,756             197,285         198,240
  Interest on deposits with bank                     -                 516           2,008
                                            ----------          ----------      ----------

       Total interest income                 1,851,898           1,432,792       1,478,624
                                            ----------          ----------      ----------

INTEREST EXPENSE:
  Interest on deposits                         372,853             357,321         375,005
  Interest on borrowed funds                     5,342               3,074           3,533
                                            ----------          ----------      ----------

       Total interest expense                  378,195             360,395         378,538
                                            ----------          ----------      ----------


Net interest income                          1,473,703           1,072,397       1,100,086
Provision for credit losses                    175,000             150,000         175,000
                                            ----------          ----------      ----------

Net interest income after
 provision for credit losses                 1,298,703             922,397         925,086
                                            ----------          ----------      ----------

NON-INTEREST INCOME:
  Service fees                                 165,620             149,948         161,604
  Other non-interest income                          -                   -               -
                                            ----------          ----------      ----------

       Total non-interest income               165,620             149,948         161,604
                                            ----------          ----------      ----------

NON-INTEREST EXPENSES:
  Salaries and wages                           353,792             332,924         330,624
  Employee benefits                             79,044              75,320          50,798
  Occupancy                                    156,928             143,808         145,884
  Furniture and equipment                       33,263              42,360          43,054
  Other non-interest expenses                  423,458             235,948         225,860
                                            ----------          ----------      ----------

      Total non-interest expenses            1,046,485             830,360         796,220
                                            ----------          ----------      ----------

Income before income taxes                     417,838             241,985         290,470
Income tax expense                             194,973              99,293         112,600
                                            ----------          ----------      ----------

NET INCOME                                  $  222,865          $  142,692      $  177,870
                                            ==========          ==========      ==========


NET INCOME PER SHARE                        $      .37          $      .24      $      .30
                                            ==========          ==========      ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1995, 1994 AND 1993
                                   UNAUDITED




                                              COMMON                       RETAINED
                                              STOCK         SURPLUS        EARNINGS          TOTAL
                                              -----         -------        --------          -----
Balance
  Dec. 31, 1992                             $1,003,252    $1,420,982     $12,640,663      $15,064,897

    Net income                                       -             -         177,870          177,870
                                             ---------     ---------      ----------       ----------
Balance
  March 31, 1993                            $1,003,252    $1,420,982     $12,818,533      $15,242,767
                                             =========     =========      ==========       ==========
Balance
  Dec. 31, 1993                             $1,003,252    $1,420,982     $13,342,147      $15,766,381

  Net income                                         -             -         142,692          142,692
                                             ---------     ---------      ----------       ----------
Balance
  March 31, 1994                            $1,003,252    $1,420,982     $13,484,839      $15,909,073
                                             =========     =========      ==========       ==========
Balance
  Dec. 31, 1994                             $1,203,540    $2,722,854     $12,812,629      $16,739,023

  Net income                                         -             -         222,865          222,865
                                             ---------     ---------      ----------       ----------
Balance
  March 31, 1995                            $1,203,540    $2,722,854     $13,035,494      $16,961,888
                                             =========     =========      ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1995, 1994 AND 1993
                                   UNAUDITED

                                                  1995              1994             1993
                                                  ----              ----            ----
OPERATING ACTIVITIES:
Net income                                     $    222,865     $   142,692      $   177,870
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                       175,000         150,000          175,000
  Depreciation and amortization                      23,902          27,124           36,019
  Net accretion of securities
   discounts                                       (175,965)       (116,557)         (90,006)
  (Increase) decrease in interest
   receivable and other assets                       99,069        (195,423)         752,626
  (Increase) decrease in interest
   payable and other liabilities                    165,301          73,252           28,542
                                                -----------      ----------       ----------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                       510,172          81,088        1,080,051
                                                -----------      ----------       ----------

INVESTING ACTIVITIES:
 Net (increase) decrease in
  Federal funds sold                             10,200,000       3,500,000       (3,800,000)
 Proceeds from maturities of
  investment securities                                   -       6,000,000                -
 Return of capital on invest-
  ment securities                                    40,742         646,051          451,005
 Purchase of investment securities                        -      (3,123,750)               -
 Net (increase) decrease in loans                   107,274      (1,368,172)          26,171
 Capital acquisitions                                     -         (23,220)               -
                                                -----------      ----------       ----------

       NET CASH PROVIDED BY
         INVESTING ACTIVITIES                    10,348,016       5,630,909       (3,322,824)
                                                -----------      ----------       ----------

FINANCING ACTIVITIES:
 Net increase (decrease) in
  demand deposits                                 2,159,002      (1,300,581)      (3,052,665)
 Net increase (decrease) in
  NOW accounts                                   (5,466,582)     (2,158,753)       4,004,683
 Net increase (decrease) in
  savings deposits                                   87,108         452,007          536,274
 Net increase (decrease) in
  time deposits                                  (7,919,570)     (4,779,674)       1,011,272
 Net increase (decrease) in
  borrowed funds                                   (438,750)        (48,596)         (83,763)
                                                ------------     ----------       ----------

       NET CASH USED BY FINANCING
         ACTIVITIES                             (11,578,792)     (7,835,597)       2,415,801
                                                -----------      ----------       ----------

Increase (decrease) in cash and
 cash equivalents                                  (720,604)     (2,123,600)         173,028
Cash and Cash equivalents at
 January 1                                        4,072,796       7,671,794        4,940,965
                                                -----------      ----------       ----------

Cash and Cash equivalents at
 March 31                                      $  3,352,192     $ 5,548,194      $ 5,113,993
                                                ===========      ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   UNAUDITED


NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all normal and recurring adjustments considered necessary for a fair presentation of the interim period results.



NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                      MARCH 31, 1995
                                               BOOK VALUE       MARKET VALUE
                                               ----------       ------------
U.S. Treasury                                 $12,671,487       $12,455,487
U.S. Government Agencies                        7,823,186         8,042,715
States and political subdivisions                 184,153           184,153
Other securities                                1,139,904         1,175,745
                                               ----------        ----------

                                              $21,818,730       $21,858,100
                                               ==========        ==========


                                                     DECEMBER 31, 1994
                                                 BOOK VALUE     MARKET VALUE
                                                 ----------     ------------
U.S. Treasury                                   $12,464,487      $12,464,487
U.S. Government Agencies                          7,885,196        7,927,047
States and political subdivisions                   194,594          194,594
Other securities                                  1,139,230        1,161,560
                                                 ----------       ----------

                                                $21,683,507      $21,747,688
                                                 ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:

                                         MARCH 31         DECEMBER 31
                                           1995              1994
                                        -----------       -----------
Commercial loans                        $19,692,392       $19,430,183
Real estate loans                        26,172,645        26,598,757
Consumer loans                              772,243           737,494
                                         ----------        ----------

                                         46,637,280        46,766,434
Less:
    Allowance for credit losses           1,180,350         1,000,159
    Unearned income                          88,405            55,741
                                         ----------        ----------

                                        $45,368,525       $45,710,534
                                         ==========        ==========




NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                          MARCH 31        DECEMBER 31
                                            1995             1994
                                        -----------       -----------
Land                                    $   300,705       $   300,705
Buildings                                   562,049           562,049
Leasehold improvements                      284,456           284,456
Equipment                                   621,244           914,501
                                         ----------        ----------

                                          1,768,454         2,061,711
Less accumulated depreciation
   and amortization                         941,438         1,210,793
                                         ----------        ----------

                                        $   827,016       $   850,918
                                         ==========        ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995

The most significant change in the Corporation's Balance Sheet since December 31, 1994 is the decrease in deposits of approximately $11,100,000. Most of this decrease occurred in Public Funds, NOW and time deposit accounts.

As a result of this decrease in deposits, Federal funds sold decreased by $10,200,000.

Also noteworthy is an increase of approximately $180,000 in the allowance for credit losses which resulted from $175,000 in provisions and $5,000 in recoveries. At March 31, 1995, the $1,180,000 allowance represented 2.5% of total loans and 17% of past due and nonaccrual loans.

The results of operations for the first quarters of 1995, compared to the same period of 1994, show an increase in income before taxes of approximately $176,000. The main components of this increase are as follows.

Net interest income increased by approximately $401,000. The changes in net interest income are analyzed in detail on page 8.

The provision for credit losses increased by $25,000 in order to maintain the allowance for credit losses at, what Management believes to be, an adequate level. However, ultimately the level of credit losses is dependent in part upon factors outside of Management's control which may not be presently foreseeable.

Non-interest expenses increased by approximately $216,000. The three largest components of this increase are as follows.

Salaries, wages and employee benefits increased by $25,000 because of increases in base salaries and wages. Advertising expense increased by $65,000 because of recent advertising campaigns. A $60,000 provision was recorded for potential civil penalties which may arise from litigation initiated by the United States Treasury Department. It should be mentioned that the Corporation is vigorously defending against this litigation.

Because of conservatism and the resulting asset quality, the Corporation's capital position continues to be one of its strong points. At March 31, 1995 and December 31, 1994, the risk-based capital ratios were 34.4% and 31.2%, both of which are well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                                               Increase (Decrease) Due to Changes in

                                                       Volume                   Rates                 Total
                                                       ------                   -----                 -----
Three Months Ended March 31, 1995
           Versus
Three Months Ended March 31, 1994
Interest income on:
    Loans                                              $  54                    $ 188                 $ 242
    Investment securities                                150                      (25)                  125
    Federal funds sold                                   (88)                     141                    53
    Deposits with banks                                   (1)                       -                    (1)
                                                        ----                     ----                  ----
           Total interest income                         115                      304                   419
                                                        ----                     ----                  ----
Interest expense on:
    Deposits                                             (20)                      36                    16
    Borrowed funds                                         -                        2                     2
                                                        ----                     ----                  ----
           Total interest expense                        (20)                      38                    18
                                                        ----                     ----                  ----
           Net interest income                         $ 135                    $ 266                 $ 401
                                                        ====                     ====                  ====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three month period ended March 31, 1995.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES



    April 14, 1995                         /s/ Carmen J. Gumina
- - ---------------------                      ----------------------------------
       Date                                Carmen J. Gumina
                                           President

    April 14, 1995                         /s/ Thomas Fornale
- - ---------------------                      ----------------------------------
       Date                                Thomas Fornale
                                           Treasurer

                                EXHIBIT INDEX
                                -------------




           Exhibit No.            Description
           -----------            ------------

              Ex-27               Financial Data Schedule