Form 10-Q
period 1995-06-30
BRUNSWICK BANCORP
filed 1995-08-07
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   __________

Quarter ended June 30, 1995                       Commission file number 0-14403


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


                                 (908) 247-5800
              (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)


   COMMON STOCK, PAR VALUE $2.00                          601,770 SHARES
       (Class of Stock)                           (Outstanding at June 30, 1995

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES



                                   I N D E X




                                                                      P A G E
                                                                      -------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

           Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994                         1

           Consolidated Statements of Income
           Six Months Ended June 30, 1995, 1994 and 1993               2

           Consolidated Statements of Income
           Quarters Ended June 30, 1995, 1994 and 1993                 3

           Consolidated Statements of Stockholders' Equity
           Six Months Ended June 30, 1995, 1994 and 1993               4

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1995, 1994 and 1993               5

           Notes to Consolidated Financial Statements                 6-7

 Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                       8-9


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                             10


 Signatures                                                           11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                              JUNE 30              DEC 31
                                                                1995                1994
                                                                ----                ----
ASSETS:
  Cash and due from banks                                    $ 4,189,068        $  4,072,796
  Federal funds sold                                          14,200,000          28,800,000
  Investment securities                                       21,942,062          21,683,507

  Loans                                                       44,976,794          46,710,693
  Less allowance for credit losses                             1,520,976           1,000,159
                                                             -----------        ------------
        Net loans                                             43,455,818          45,710,534

  Premises and equipment                                         803,109             850,918
  Other real estate owned                                      3,574,928           3,708,920
  Accrued interest receivable and other assets                   974,226             924,131
                                                             -----------        ------------

        NET ASSETS                                           $89,139,211        $105,750,806
                                                             ===========        ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
   Deposits:
    Demand deposits                                          $24,447,068        $ 24,840,551
    NOW accounts                                              12,573,522          19,631,040
    Savings deposits                                          15,394,401          15,644,155
    Time deposits                                             18,126,151          27,587,386
                                                             -----------        ------------

        Total deposits                                        70,541,142          87,703,132
  Borrowed funds                                                 519,837             532,730
  Accrued expenses and other liabilities                         967,813             775,921
                                                             -----------        ------------

        Total liabilities                                     72,028,792          89,011,783
                                                             -----------        ------------

  Stockholders' equity:
   Common stock, par value $2.00:
    Authorized 3,000,000 shares;
    issued 601,770 shares                                      1,203,540           1,203,540
   Surplus                                                     2,722,854           2,722,854
   Retained earnings                                          13,184,025          12,812,629
                                                             -----------        ------------

        Total stockholders' equity                            17,110,419          16,739,023
                                                             -----------        ------------


        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $89,139,211        $105,750,806
                                                             ===========        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 SIX MONTHS ENDED JUNE 30, 1995, 1994 AND 1993
                                   UNAUDITED


                                                    1995               1994              1993
                                                    ----               ----              ----
INTEREST INCOME:
  Interest and fees on loans                  $2,435,429         $2,142,966        $2,068,804
  Interest on investment securities:
   Taxable                                       686,494            410,162           385,636
   Exempt from Federal income tax                  7,575              9,181            10,665
  Interest on Federal funds sold                 531,415            433,509           424,505
  Interest on deposits with banks                      -                516             5,136
                                              ----------         ----------        ----------

     Total interest income                     3,660,913          2,996,334         2,894,746
                                              ----------         ----------        ----------

INTEREST EXPENSE:
  Interest on deposits                           847,509            679,455           771,818
  Interest on borrowed funds                      10,821              6,937             6,474
                                              ----------         ----------        ----------

     Total interest expense                      858,330            686,392           778,292
                                              ----------         ----------        ----------


Net interest income                            2,802,583          2,309,942         2,116,454
Provision for credit losses                      300,000            315,000           265,000
                                              ----------         ----------        ----------

Net interest income after
 provision for credit losses                   2,502,583          1,994,942         1,851,454
                                              ----------         ----------        ----------

NON-INTEREST INCOME:
  Service fees                                   440,264            339,572           358,480
  Other non-interest income                        1,500            157,979                 -
                                              ----------         ----------        ----------

     Total non-interest income                   441,764            497,551           358,480
                                              ----------         ----------        ----------

NON-INTEREST EXPENSES:
  Salaries and wages                             748,393            675,761           679,097
  Employee benefits                              156,454            144,185            98,974
  Occupancy                                      299,489            298,601           291,746
  Furniture and equipment                         78,418             88,117            91,630
  Other non-interest expenses                    899,441            705,249           509,576
                                              ----------         ----------        ----------

     Total non-interest expenses               2,182,195          1,911,913         1,671,023
                                              ----------         ----------        ----------

Income before income taxes                       762,152            580,580           538,911
Income tax expense                               390,756            215,944           200,313
                                              ----------         ----------        ----------

NET INCOME                                    $  371,396         $  364,636        $  338,598
                                              ==========         ==========        ==========

NET INCOME PER SHARE                          $      .62         $      .61        $      .56
                                              ==========         ==========        ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  QUARTERS ENDED JUNE 30, 1995, 1994 AND 1993
                                   UNAUDITED


                                                        1995             1994            1993
                                                        ----             ----            ----
INTEREST INCOME:
  Interest and fees on loans                      $1,180,812       $1,129,515      $  975,550
  Interest on investment securities:
   Taxable                                           342,861          193,309         205,935
   Exempt from Federal income tax                      3,683            4,494           5,244
  Interest on Federal funds sold                     281,659          236,224         226,265
  Interest on deposits with banks                          -                -           3,128
                                                  ----------       ----------      ----------

      Total interest income                        1,809,015        1,563,542       1,416,122
                                                  ----------       ----------      ----------

INTEREST EXPENSE:
  Interest on deposits                               474,656          322,134         396,813
  Interest on borrowed funds                           5,479            3,863           2,941
                                                  ----------       ----------      ----------

      Total interest expense                         480,135          325,997         399,754
                                                  ----------       ----------      ----------


Net interest income                                1,328,880        1,237,545       1,016,368
Provision for credit losses                          125,000          165,000          90,000
                                                  ----------       ----------      ----------

Net interest income after
 provision for credit losses                       1,203,880        1,072,545         926,368
                                                  ----------       ----------      ----------

NON-INTEREST INCOME:
  Service fees                                       274,644          189,624         196,876
  Other non-interest income                            1,500          157,979               -
                                                  ----------       ----------      ----------

      Total non-interest income                      276,144          347,603         196,876
                                                  ----------       ----------      ----------

NON-INTEREST EXPENSES:
  Salaries and wages                                 394,601          342,837         348,473
  Employee benefits                                   77,410           68,865          48,176
  Occupancy                                          142,561          154,793         145,862
  Furniture and equipment                             45,155           45,757          48,576
  Other non-interest expenses                        475,983          469,301         283,716
                                                  ----------       ----------      ----------

      Total non-interest expenses                  1,135,710        1,081,553         874,803
                                                  ----------       ----------      ----------

Income before income taxes                           344,314          338,595         248,441
Income tax expense                                   195,783          116,651          87,713
                                                  ----------       ----------      ----------

NET INCOME                                        $  148,531       $  221,944      $  160,728
                                                  ==========       ==========      ==========


NET INCOME PER SHARE                              $      .25       $      .37      $      .27
                                                  ==========       ==========      ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED JUNE 30, 1995, 1994 AND 1993
                                   UNAUDITED




                                    COMMON                         RETAINED
                                    STOCK          SURPLUS         EARNINGS           TOTAL
                                    -----          -------         --------           -----
Balance
  Dec. 31, 1992                   $1,003,252      $1,420,982      $12,640,663      $15,064,897

    Net income                             -               -          338,598          338,598
                                  ----------      ----------      -----------      -----------
Balance
  June 30, 1993                   $1,003,252      $1,420,982      $12,979,261      $15,403,495
                                  ==========      ==========      ===========      ===========

Balance
  Dec. 31, 1993                   $1,003,252      $1,420,982      $13,342,147      $15,766,381

  Net income                               -               -          364,636          364,636
                                  ----------      ----------      -----------      -----------
Balance
  June 30, 1994                   $1,003,252      $1,420,982      $13,706,783      $16,131,017
                                  ==========      ==========      ===========      ===========

Balance
  Dec. 31, 1994                   $1,203,540      $2,722,854      $12,812,629      $16,739,023

  Net income                               -               -          371,396          371,396
                                  ----------      ----------      -----------      -----------
Balance
  June 30, 1995                   $1,203,540      $2,722,854      $13,184,025      $17,110,419
                                  ==========      ==========      ===========      ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1995, 1994 AND 1993
                                   UNAUDITED

                                                               1995             1994             1993
                                                               -----            -----            ----
OPERATING ACTIVITIES:
Net income                                               $   371,396      $   364,636       $  338,598
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                                300,000          315,000          265,000
  Depreciation and amortization                               47,809           54,250           72,043
  Net accretion of securities
   discounts                                                (351,586)        (150,565)        (206,290)
  (Increase) decrease in interest
   receivable and other assets                                83,897         (240,236)         114,783
  Increase in interest
   payable and other liabilities                             191,892          145,863           90,238
                                                         -----------      -----------       ----------

      NET CASH PROVIDED BY
       OPERATING ACTIVITIES                                  643,408          488,948          674,372
                                                         -----------      -----------       ----------

INVESTING ACTIVITIES:
 Net decrease in
  Federal funds sold                                      14,600,000       10,200,000        4,300,000
 Proceeds from maturities of
  investment securities                                            -       10,000,000                -
 Return of capital on invest-
  ment securities                                             93,031          844,956          970,214
 Purchase of investment securities                                 -       (7,362,500)               -
 Net (increase) decrease in loans                          1,954,716       (2,150,508)        (495,911)
 Capital acquisitions                                              -          (23,220)               -
                                                         -----------      -----------       ----------

      NET CASH PROVIDED BY
       INVESTING ACTIVITIES                               16,647,747       11,508,728        4,774,303
                                                         -----------      -----------       ----------

FINANCING ACTIVITIES:
 Net decrease in demand deposits                            (393,483)        (221,504)      (1,740,208)
 Net decrease in NOW accounts                             (7,057,518)      (6,485,705)      (4,193,364)
 Net increase (decrease) in
  savings deposits                                          (249,754)         436,756        1,460,935
 Net increase (decrease) in
  time deposits                                           (9,461,235)      (6,185,585)         136,794
 Net increase (decrease) in
  borrowed funds                                             (12,893)         (75,332)         (82,148)
                                                         -----------      -----------       ----------

      NET CASH USED BY FINANCING
       ACTIVITIES                                        (17,174,883)     (12,531,370)      (4,417,991)
                                                         -----------      -----------       ----------

Increase in cash and cash
 equivalents                                                 116,272         (533,694)       1,030,684
Cash and Cash equivalents at
 January 1                                                 4,072,796        7,671,794        4,940,965
                                                         -----------      -----------       ----------

Cash and Cash equivalents at
 June 30                                                 $ 4,189,068      $ 7,138,100       $5,971,649
                                                         ===========      ===========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                   UNAUDITED


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



NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                                               JUNE 30, 1995
                                                                    BOOK VALUE              MARKET VALUE
                                                                    ----------              ------------
U.S. Treasury                                                      $12,878,487               $12,455,487
U.S. Government Agencies                                             7,749,493                 8,167,918
States and political subdivisions                                      173,505                   173,505
Other securities                                                     1,140,577                 1,193,785
                                                                   -----------               -----------

                                                                   $21,942,062               $21,990,695
                                                                   ===========               ===========

                                                                            DECEMBER 31, 1994
                                                                    BOOK VALUE              MARKET VALUE
                                                                    ----------              ------------
U.S. Treasury                                                      $12,464,487               $12,464,487
U.S. Government Agencies                                             7,885,196                 7,927,047
States and political subdivisions                                      194,594                   194,594
Other securities                                                     1,139,230                 1,161,560
                                                                   -----------               -----------

                                                                   $21,683,507               $21,747,688
                                                                   ===========               ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                   UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:

                                                                     JUNE 30                 DECEMBER 31
                                                                      1995                       1994
                                                                   -----------               -----------
Commercial loans                                                   $19,290,285               $19,430,183
Real estate loans                                                   24,906,127                26,598,757
Consumer loans                                                         873,553                   737,494
                                                                   -----------               -----------

                                                                    45,069,965                46,766,434
Less:
  Allowance for credit losses                                        1,520,976                 1,000,159
  Unearned income                                                       93,171                    55,741
                                                                   -----------               -----------

                                                                   $43,455,818               $45,710,534
                                                                   ===========               ===========




NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                                     JUNE 30                 DECEMBER 31
                                                                      1995                       1994
                                                                   -----------               -----------
Land                                                                $  300,705                $  300,705
Buildings                                                              562,049                   562,049
Leasehold improvements                                                 284,456                   284,456
Equipment                                                              621,244                   914,501
                                                                    ----------                ----------

                                                                     1,768,454                 2,061,711
Less accumulated depreciation
 and amortization                                                      965,345                 1,210,793
                                                                    ----------                ----------

                                                                    $  803,109                $  850,918
                                                                    ==========                ==========


                       BRUNSWICK BANCORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995


The most significant change in the Corporation's Balance Sheet since December 31, 1994 is the decrease in deposits of approximately $17,000,000. Most of this decrease occurred in Public Funds, NOW and time deposit accounts.

As a result of this decrease in deposits, Federal funds sold decreased by $14,600,000.

Also noteworthy is an increase of approximately $521,000 in the allowance for credit losses which resulted from $300,000 in provisions and $221,000 in recoveries. At June 30, 1995, the $1,521,000 allowance represented 3.4% of total loans and 26% of past due and nonaccrual loans.

The results of operations for the first half of 1995, compared to the same period of 1994, show an increase in income before taxes of approximately $182,000. The main components of this increase are as follows.

Net interest income increased by approximately $492,000. The changes in net interest income are analyzed in detail on page 9.

Service fees increased by $100,000 mainly because trust fees increased by $47,000 and credit card application fees increased by $41,000. Other non-interest income decreased by $156,000 because, during the first half of 1994, a $158,000 gain was realized from the sale of real estate acquired through foreclosure.

Non-interest expenses increased by approximately $270,000. The three largest components of this increase are as follows.

Salaries, wages and employee benefits increased by $85,000 because of increases in base salaries and wages and additions to staff. Advertising expense increased by $61,000 because of recent advertising campaigns. A $170,000 provision was recorded for potential civil penalties which may arise from litigation initiated by the United States Treasury Department. It should be mentioned that the Corporation is vigorously defending against this litigation.

Because of conservatism and the resulting asset quality, the Corporation's capital position continues to be one of its strong points. At June 30, 1995 and December 31, 1994, the risk-based capital ratios were 36.6% and 31.2%, both of which are well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)



                                                                              Increase (Decrease) Due to Changes in

                                                                       Volume                 Rates                   Total
                                                                       ------                 -----                   -----
Six Months Ended June 30, 1995
           Versus
Six Months Ended June 30, 1994

Interest income on:
  Loans                                                                $  82                   $210                    $292
  Investment securities                                                  372                    (97)                    275
  Federal funds sold                                                    (158)                   256                      98
  Deposits with banks                                                     (1)                     -                      (1)
                                                                       -----                   ----

          Total interest income                                          295                    369                     664
                                                                       -----                   ----                    ----

Interest expense on:
  Deposits                                                                12                    156                     168
  Borrowed funds                                                           -                      4                       4
                                                                       -----                   ----                    ----

          Total interest expense                                          12                    160                     172
                                                                       -----                   ----                    ----

          Net interest income                                          $ 283                   $209                    $492
                                                                       =====                   ====                    ====

Quarter Ended June 30, 1995
         Versus
Quarter Ended June 30, 1994

Interest income on:
  Loans                                                                $  29                   $ 22                    $ 51
  Investment securities                                                  226                    (78)                    148
  Federal funds sold                                                     (67)                   113                      46
                                                                       -----                   ----                    ----

          Total interest income                                          188                     57                     245
                                                                       -----                   ----                    ----

Interest expense on:
  Deposits                                                                35                    118                     153
  Borrowed funds                                                           -                      1                       1
                                                                       -----                   ----                    ----

          Total interest expense                                          35                    119                     154
                                                                       -----                   ----                    ----

          Net interest income                                          $ 153                   ($62)                   $ 91
                                                                       =====                   ====                    ====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three month period ended June 30, 1995.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                       BRUNSWICK BANCORP AND SUBSIDIARIES




  7/17/95
-----------                                          /s/ Carmen J. Gumina
   Date                                              ---------------------------
                                                         Carmen J. Gumina
                                                         President




  7/17/95
-----------                                          /s/ Thomas Fornale
   Date                                              ---------------------------
                                                         Thomas Fornale
                                                         Treasurer

                                 EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------
   27                              Financial Data Schedule