Form 10-Q
period 1995-09-30
BRUNSWICK BANCORP
filed 1995-10-30
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

Quarter ended September 30, 1995                  Commission file number 0-14403


                               BRUNSWICK BANCORP
                               -----------------

             (Exact Name of Registrant as Specified in its Charter)

                                   ----------

     NEW JERSEY                                   22-2610694
     ----------                                   ----------

(State of Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization               Identification Number)


     NEW BRUNSWICK, NEW JERSEY                       08901
     -------------------------                       -----
Address of principal executive offices)           (Zip Code)


                                 (908) 247-5800
                                 --------------
              (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
                                 --------------
              (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)


COMMON STOCK, PAR VALUE $2.00                601,770 SHARES
-----------------------------                --------------
     (Class of Stock)              (Outstanding at June 30, 1995

                                   ----------


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

                       BRUNSWICK BANCORP AND SUBSIDIARIES



                                   I N D E X




                                                                         P A G E
                                                                         -------

PART I - FINANCIAL INFORMATION
------------------------------

 Item 1. Financial Statements (Unaudited):

          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994                             1

          Consolidated Statements of Income
          Nine Months Ended September 30, 1995, 1994 and 1993                  2

          Consolidated Statements of Income
          Quarters Ended September 30, 1995, 1994 and 1993                     3

          Consolidated Statements of Stockholders' Equity
          Nine Months Ended June 30, 1995, 1994 and 1993                       4

          Consolidated Statements of Cash Flows
          Nine Months Ended June 30, 1995, 1994 and 1993                       5

          Notes to Consolidated Financial Statements                         6-7

 Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                              8-9


PART II - OTHER INFORMATION
---------------------------

 Item 6. Exhibits and Reports on Form 8-K                                     10


 Signatures                                                                   11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                          SEP 30        DEC 31
                                                           1995          1994
                                                           ----          ----
ASSETS:
     Cash and due from banks                         $ 6,566,432  $  4,072,796
     Federal funds sold                               24,500,000    28,800,000
     Investment securities                            13,981,890    21,683,507

     Loans                                            43,975,238    46,710,693
     Less allowance for credit losses                  1,377,929     1,000,159
                                                      ----------   -----------

       Net loans                                      42,597,309    45,710,534

     Premises and equipment                              779,201       850,918
     Other real estate owned                           3,493,655     3,708,920
     Accrued interest receivable and other assets        897,670       924,131
                                                      ----------   -----------

       TOTAL ASSETS                                  $92,816,157  $105,750,806
                                                      ==========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
     Liabilities:
      Deposits:
       Demand deposits                               $26,945,139  $ 24,840,551
       NOW accounts                                   11,037,109    19,631,040
       Savings deposits                               14,322,272    15,644,155
       Time deposits                                  21,700,813    27,587,386
                                                      ----------   -----------

       Total deposits                                 74,005,333    87,703,132
     Borrowed funds                                      499,972       532,730
     Accrued expenses and other liabilities            1,045,235       775,921
                                                      ----------   -----------

       Total liabilities                              75,550,540    89,011,783
                                                      ----------   -----------

     Stockholders' equity:
      Common stock, par value $2.00:
       Authorized 3,000,000 shares;
       issued 601,770 shares                           1,203,540     1,203,540
      Surplus                                          2,722,854     2,722,854
      Retained earnings                               13,339,223    12,812,629
                                                      ----------   -----------

       Total stockholders' equity                     17,265,617    16,739,023
                                                      ----------   -----------


       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $92,816,157  $105,750,806
                                                      ==========   ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              NINE MONTHS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                   UNAUDITED


                                              1995          1994          1993
                                              ----          ----          ----
INTEREST INCOME:
     Interest and fees on loans         $3,653,721    $3,292,920    $3,059,451
     Interest on investment securities:
      Taxable                            1,016,257       590,445       566,980
      Exempt from Federal income tax        11,045        13,478        15,726
     Interest on Federal funds sold        788,141       680,101       640,563
     Interest on deposits with banks             -           516         7,921
                                         ---------     ---------     ---------

       Total interest income             5,469,164     4,577,460     4,290,641
                                         ---------     ---------     ---------

INTEREST EXPENSE:
     Interest on deposits                1,298,966       991,880     1,125,917
     Interest on borrowed funds             17,419        10,959         9,588
                                         ---------     ---------     ---------

       Total interest expense            1,316,385     1,002,839     1,135,505
                                         ---------     ---------     ---------


Net interest income                      4,152,779     3,574,621     3,155,136
Provision for credit losses                350,000       450,000       315,000
                                         ---------     ---------     ---------

Net interest income after
 provision for credit losses             3,802,779     3,124,621     2,840,136
                                         ---------     ---------     ---------

NON-INTEREST INCOME:
     Service fees                          636,552       499,520       547,364
     Other non-interest income               1,500       157,979             -
                                         ---------     ---------     ---------

       Total non-interest income           638,052       657,499       547,364
                                         ---------     ---------     ---------

NON-INTEREST EXPENSES:
     Salaries and wages                  1,158,351     1,020,232     1,042,495
     Employee benefits                     228,671       216,439       179,301
     Occupancy                             450,521       442,933       442,080
     Furniture and equipment               123,206       131,964       143,528
     Other non-interest expenses         1,360,978     1,029,111       779,066
                                         ---------     ---------     ---------

       Total non-interest expenses       3,321,727     2,840,679     2,586,470
                                         ---------     ---------     ---------

Income before income taxes               1,119,104       941,441       801,030
Income tax expense                         592,510       357,325       293,413
                                         ---------     ---------     ---------

NET INCOME                              $  526,594    $  584,116    $  507,617
                                         =========     =========     =========


NET INCOME PER SHARE                    $      .88     $     .97    $      .84
                                         =========      ========     =========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                QUARTERS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                   UNAUDITED


                                              1995          1994          1993
                                              ----          ----          ----
INTEREST INCOME:
     Interest and fees on loans         $1,218,292    $1,149,954    $  990,647
     Interest on investment securities:
      Taxable                              329,763       180,283       181,344
      Exempt from Federal income tax         3,470         4,297         5,061
     Interest on Federal funds sold        256,726       246,592       216,058
     Interest on deposits with banks             -             -         2,785
                                         ---------     ---------     ---------

       Total interest income             1,808,251     1,581,126     1,395,895
                                         ---------     ---------     ---------

INTEREST EXPENSE:
     Interest on deposits                  451,457       312,425       354,099
     Interest on borrowed funds              6,598         4,022         3,114
                                         ---------     ---------     ---------

       Total interest expense              458,055       316,447       357,213
                                         ---------     ---------     ---------


Net interest income                      1,350,196     1,264,679     1,038,682
Provision for credit losses                 50,000       135,000        50,000
                                         ---------     ---------     ---------

Net interest income after
 provision for credit losses             1,300,196     1,129,679       988,682
                                         ---------     ---------     ---------

NON-INTEREST INCOME:
     Service fees                          196,288       159,948       188,884
     Other non-interest income                   -             -             -
                                         ---------     ---------     ---------

       Total non-interest income           196,288       159,948       188,884
                                         ---------     ---------     ---------

NON-INTEREST EXPENSES:
     Salaries and wages                    409,958       344,471       363,398
     Employee benefits                      72,217        72,254        80,327
     Occupancy                             151,032       144,332       150,334
     Furniture and equipment                44,788        43,847        51,898
     Other non-interest expenses           461,537       323,862       269,490
                                         ---------     ---------     ---------

       Total non-interest expenses       1,139,532       928,766       915,447
                                         ---------     ---------     ---------

Income before income taxes                 356,952       360,861       262,119
Income tax expense                         201,754       141,381        93,100
                                         ---------     ---------     ---------

NET INCOME                              $  155,198    $  219,480    $  169,019
                                         =========     =========     =========


NET INCOME PER SHARE                    $      .26    $      .36    $      .28
                                         =========     =========     =========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                   UNAUDITED




                            COMMON                     RETAINED
                             STOCK        SURPLUS      EARNINGS       TOTAL
                             -----        -------      --------       -----
Balance
  Dec. 31, 1992           $1,003,252    $1,420,982   $12,640,663   $15,064,897

       Net income                  -             -       507,617       507,617
                           ---------     ---------    ----------    ----------
Balance
     Sept. 30, 1993       $1,003,252    $1,420,982   $13,148,280   $15,572,514
                           =========     =========    ==========    ==========


Balance
     Dec. 31, 1993        $1,003,252    $1,420,982   $13,342,147   $15,766,381

     Net income                    -             -       584,116       584,116
                           ---------     ---------    ----------    ----------
Balance
     Sept. 30, 1994       $1,003,252    $1,420,982   $13,926,263   $16,350,497
                           =========     =========    ==========    ==========


Balance
     Dec. 31, 1994        $1,203,540    $2,722,854   $12,812,629   $16,739,023

     Net income                    -             -       526,594       526,594
                           ---------     ---------    ----------    ----------
Balance
     Sept. 30, 1995       $1,203,540    $2,722,854   $13,339,223   $17,265,617
                           =========     =========    ==========    ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                   UNAUDITED

                                             1995          1994          1993
                                             -----         -----         ----
OPERATING ACTIVITIES:
Net income                             $   526,594   $   584,116   $   507,617
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses              350,000       450,000       315,000
  Depreciation and amortization             71,717        82,471       108,066
  Net accretion of securities          (   450,117)  (   170,594)  (   298,024)
   discounts
  (Increase) decrease in interest
   receivable and other assets             241,726   (   233,863)        6,453
  Increase in interest
   payable and other liabilities           269,314       306,313        86,443
                                        ----------    ----------    ----------

       NET CASH PROVIDED BY
        OPERATING ACTIVITIES             1,009,234     1,018,443       725,555
                                        ----------    ----------    ----------

INVESTING ACTIVITIES:
 Net decrease in
  Federal funds sold                     4,300,000     9,300,000     2,100,000
 Proceeds from maturities of
  investment securities                 13,000,000    10,000,000             -
 Return of capital on invest-
  ment securities                          157,199       960,276     1,554,445
 Purchase of investment
  securities                           ( 5,005,465)  ( 7,762,500)            -
 Net (increase) decrease in loans        2,763,225   ( 4,010,930)  (   367,356)
 Capital acquisitions                            -   (    67,008)            -
                                        ----------    ----------    ----------

       NET CASH PROVIDED BY
        INVESTING ACTIVITIES            15,214,959     8,419,838     3,287,089
                                        ----------    ----------    ----------

FINANCING ACTIVITIES:
 Net decrease in demand deposits         2,104,588       468,919   ( 4,566,576)
 Net decrease in NOW accounts          ( 8,593,931)  ( 4,027,870)  ( 1,625,899)
 Net increase (decrease) in
  savings deposits                     ( 1,321,883)    1,009,287     1,503,775
 Net increase (decrease) in
  time deposits                        ( 5,886,573)  ( 6,722,795)  (   395,266)
 Net increase (decrease) in
  borrowed funds                       (    32,758)  (    56,408)  (    75,940)
 Cash dividends declared                         -             -             -
                                        ----------    ----------    ----------

       NET CASH USED BY FINANCING
        ACTIVITIES                     (13,730,557)  ( 9,328,867)  ( 5,159,906)
                                        ----------    ----------    ----------

Increase in cash and cash
 equivalents                             2,493,636       109,414   ( 1,147,262)
Cash and Cash equivalents at
 January 1                               4,072,796     7,671,794     4,940,965
                                        ----------    ----------    ----------

Cash and Cash equivalents at
 September 30                          $ 6,566,432   $ 7,781,208   $ 3,793,703
                                        ==========    ==========    ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   UNAUDITED


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



       NOTE 2
       INVESTMENT SECURITIES

       The following is a comparative summary of the book values and estimated market values of investment securities:

                                                          SEPT 30, 1995
                                                     BOOK VALUE   MARKET VALUE
                                                     ----------   ------------

       U.S. Treasury                                 $ 5,014,782   $ 4,989,700
       U.S. Government Agencies                        7,663,215     8,070,072
       States and political subdivisions                 162,643       162,643
       Other securities                                1,141,250     1,191,020
                                                      ----------    ----------

                                                     $13,981,890   $14,413,435
                                                      ==========    ==========


                                                        DECEMBER 31, 1994
                                                     BOOK VALUE    MARKET VALUE
                                                     ----------    ------------

       U.S. Treasury                                 $12,464,487   $12,464,487
       U.S. Government Agencies                        7,885,196     7,927,047
       States and political subdivisions                 194,594       194,594
       Other securities                                1,139,230     1,161,560
                                                      ----------    ----------

                                                     $21,683,507   $21,747,688
                                                      ==========    ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   UNAUDITED


       NOTE 3
       NET LOANS

       The composition of net loans is as follows:

                                                     SEPEMBER 30   DECEMBER 31
                                                        1995           1994
                                                     -----------   -----------

       Commercial loans                              $19,124,942   $19,430,183
       Real estate loans                              23,907,614    26,598,757
       Consumer loans                                  1,001,865       737,494
                                                      ----------    ----------

                                                      44,034,421    46,766,434
       Less:
         Allowance for credit losses                   1,377,929     1,000,159
         Unearned income                                  59,183        55,741
                                                      ----------    ----------

                                                     $42,597,309   $45,710,534
                                                      ==========    ==========




       NOTE 4
       PREMISES AND EQUIPMENT

       The major components of premises and equipment are as follows:

                                                     SEPEMBER 30   DECEMBER 31
                                                        1995           1994
                                                     -----------   -----------
       Land                                          $   300,705   $   300,705
       Buildings                                         562,049       562,049
       Leasehold improvements                            284,456       284,456
       Equipment                                         621,244       914,501
                                                      ----------    ----------

                                                       1,768,454     2,061,711
       Less accumulated depreciation
        and amortization                                 989,253     1,210,793
                                                      ----------    ----------

                                                     $   779,201   $   850,918
                                                      ==========    ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995


The most significant change in the Corporation's Balance Sheet since December 31, 1994 is the decrease in deposits of approximately $13,700,000. Most of this decrease occurred in Public Funds, NOW and time deposit accounts.

As a result of this decrease in deposits, Federal funds sold and investment securities decreased by $4,300,000 and $7,700,000, respectively.

Also noteworthy is an increase of approximately $378,000 in the allowance for credit losses which resulted from $350,000 in provisions and $28,000 in net recoveries. At September 30, 1995, the $1,378,000 allowance represented 3.1% of total loans and 21% of past due and nonaccrual loans.

The results of operations for the first three quarters of 1995, compared to the same period of 1994, show an increase in income before taxes of approximately $178,000. The main components of this increase are as follows.

Net interest income increased by approximately $578,000. The changes in net interest income are analyzed in detail on page 9.

Service fees increased by $137,000 mainly because trust fees increased by $47,000 and credit card application fees increased by $55,000. Other non-interest income decreased by $156,000 because, during the first half of 1994, a $158,000 gain was realized from the sale of real estate acquired through foreclosure.

Non-interest expenses increased by approximately $481,000. The three largest components of this increase are as follows.

Salaries, wages and employee benefits increased by $150,000 because of increases in base salaries and wages and additions to staff. Advertising expense increased by $68,000 because of recent advertising campaigns. A $265,000 provision was recorded for potential civil penalties which may arise from litigation initiated by the United States Treasury Department. It should be mentioned that the Corporation is vigorously defending against this litigation.

Because of conservatism and the resulting asset quality, the Corporation's capital position continues to be one of its strong points. At September 30, 1995 and December 31, 1994, the risk-based capital ratios were 35.7% and 31.2%, both of which are well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)



                                          Increase (Decrease) Due to Changes in

                                            Volume        Rates         Total
                                            ------        -----         -----
Six Months Ended September 30, 1995
             Versus
Six Months Ended September 30, 1994
-----------------------------------
Interest income on:
     Loans                                   $  39         $ 322         $ 361
     Investment securities                     497        (   74)          423
     Federal funds sold                     (  125)          233           108
     Deposits with banks                    (    1)            -        (    1)
                                              ----          ----          ----

       Total interest income                   410           481           891
                                              ----          ----          ----

Interest expense on:
     Deposits                                   32           275           307
     Borrowed funds                         (    1)            7             6
                                              ----          ----          ----

       Total interest expense                   31           282           313
                                              ----          ----          ----

       Net interest income                   $ 379         $ 199         $ 578
                                              ====          ====          ====


Quarter Ended September 30, 1995
             Versus
Quarter Ended September 30, 1994
--------------------------------
Interest income on:
     Loans                                  ($  46)        $ 114         $  68
     Investment securities                     223        (   75)          148
     Federal funds sold                     (   54)           65            11
                                              ----          ----          ----

       Total interest income                   123           104           227
                                              ----          ----          ----

Interest expense on:
     Deposits                                   20           119           139
     Borrowed funds                              -             3             3
                                              ----          ----          ----

       Total interest expense                   20           122           142
                                              ----          ----          ----

       Net interest income                   $ 103        ($  18)        $  85
                                              ====          ====          ====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          PART II - OTHER INFORMATION





       Item 6 - Exhibits and Reports on Form 8-K

       The Corporation filed no Form 8-K during the nine month period ended September 30, 1995.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                       BRUNSWICK BANCORP AND SUBSIDIARIES




        10/24/95                                  /s/ Carmen J. Gumina
       -----------                                -------------------------
           Date                                   Carmen J. Gumina
                                                  President




        10/24/95                                  /s/ Thomas Fornale
       -----------                                -------------------------
          Date                                    Thomas Fornale
                                                  Treasurer

                                EXHIBIT INDEX
                                -------------



                EXHIBIT NO.             DESCRIPTION
                -----------             -----------

                   Ex-27           Financial Data Schedule