Form 10-K405
period 1995-12-31
BRUNSWICK BANCORP
filed 1996-03-25
CIK 771614

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)

   [X]                ANNUAL REPORT PURSUANT TO SECTION 13
                                   OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED December 31, 1995

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

                         Commission file number 0-14403

                               BRUNSWICK BANCORP

             (Exact name of Registrant as specified in its Charter)

                           -------------------------

New Jersey                                              22-2610694
----------                                              ----------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                          identification number)

439 Livingston Avenue
New Brunswick, NJ                                       08901
------------------------------                          ----------
(Address of principal executive offices)                (Zip Code)

                                 (908) 247-5800
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                           Common Stock, $2 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     yes [X]  no [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                       [X]

         The aggregate market value of the voting stock held by non affiliates of the Registrant, as of January 30, 1996 was $10,828,800.

         The number of shares of Registrant's Common Stock, $2 par value, outstanding as of January 30, 1996 was 721,920.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                        PART(S) INTO
DOCUMENTS                                                                            WHICH INCORPORATED
      Proxy Statement is expected to be completed and filed with the SEC within
      120 days of the end of the registrant's fiscal year end, in connection with the Registrant's 1996 Annual Meeting ("Proxy Statement").  The
      information in the Proxy Statement under the captions "Proposal No. 1 -
      Election of Directors," "Executive Compensation," "Beneficial Ownership of
      Common Stock by Management and Principal Shareholders," "Certain
      Transactions with Management," and "Compensation Committee Interlocks and
      Insider Participation," is the only information incorporated by reference in this Annual Report on Form 10-K.  Information in the Proxy Statement
      required by Paragraphs (k) and (l) of Item 402 of Regulation S-K is not
      incorporated by reference into any portion of the Annual Report on Form
      10K.                                                                          III

         With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

                               BRUNSWICK BANCORP

TABLE OF CONTENTS                                                                                                PAGE
                                                                                                                 ----
PART I

         Item  1 -    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
         Item  2 -    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
         Item  3 -    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
         Item  4 -    Submission of Matters to a Vote of
                      Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

PART II

         Item  5 -    Market for Registrant's Common Equity and
                      Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
         Item  6 -    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
         Item  7 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .     10
         Item  8 -    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .     22
         Item  9 -    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .     22

PART III

         Item 10 -    Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
         Item 11 -    Compensation of Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . .     22
         Item 12 -    Security Ownership of Certain Beneficial Owners
                      and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
         Item 13 -    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .     23

PART IV

         Item 14 -    Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

SIGNATURES
EXHIBITS

                               BRUNSWICK BANCORP

                            Form 10-K Annual Report

                  For the Fiscal Year Ended December 31, 1995

                                     PART I

Item 1.  BUSINESS.

         (a)     General Development of Business.

         Brunswick Bancorp ("BB", "Registrant" or "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). BB was organized under the laws of New Jersey in 1984 by Brunswick Bank and Trust Company (the "Bank") for the purpose of creating a holding company for the Bank. Effective January 16, 1986, BB acquired all of the outstanding shares of the Bank.

         The Bank was incorporated as a state-chartered New Jersey bank in 1970 under the name Bank of Manalapan. That entity merged with New Brunswick Trust Company in 1977, forming Brunswick Bank and Trust Company.

         The Bank maintains its head office and 5 branches in Monmouth and Middlesex Counties, New Jersey.

         There are a variety of statutory and regulatory restrictions governing BB, the Bank, and the relations among BB and its subsidiaries. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on BB cannot be determined at this time.

         The policy of the Board of Governors of the Federal Reserve System provides that BB is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support such subsidiary bank in circumstances in which it might not do so absent of such policy.

         The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by Brunswick Bank and Trust Company to BB and its affiliates (except affiliates which are banks). All such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Bank to BB and its affiliates may not exceed 20% of the Bank's capital stock and surplus and, singly, to BB or any affiliate, may not exceed 10% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by, the acceptance as loan collateral of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of, BB or any of its affiliates.

         Generally, the Bank Holding Company Act limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation "Y" has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and, more recently, discount brokerage services. BB is not currently conducting these activities.

         Under the Bank Holding Company Act, BB may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board. Under current law, a new Jersey based bank holding company, like BB, is permitted to acquire banks located in New Jersey and in certain other states if the states had enacted laws specifically to permit acquisitions of banks by out-of-state bank holding companies having the largest proportion of their deposits in New Jersey. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Acquisitions through the Bank require approval of the Federal Deposit Insurance Corporation (the FDIC). Statewide branching is permitted in New Jersey. The Holding Company act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company will be able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law. Until such provisions are effective, interstate acquisitions by bank holding companies will continue to be subject to current state law restrictions.

         The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt-out" of this provision, thereby prohibiting interest branching in such states, or to "opt-in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

         On February 29, 1996 the New Jersey General Assembly unanimously passed an Interstate Banking/Branching bill which "opts in," under the Interstate Banking and Branching Act, but the method of entry would require domestic out-of-state and international banks to acquire a bank or branch. The method of entry into New Jersey would not be "de novo" under the legislation. The bill has been sent to the Governor, but as of March 20, 1996, it had not yet been signed into law. There can be no assurance that the bill will become law.

         Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8.00% is required beginning December 31, 1992. At least 4% of an institution's qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consists primarily of common stockholder's equity minus goodwill. Tier 2 capital consists of an institution's allowance for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses which may be considered Tier 2 capital is limited to 1.25% of risk-based assets. As of December 31, 1995, the Company's Total Capital ratio was 34.76%, consisting of a Tier 1 ratio of 33.50% and Tier 2 ratio of 1.26%. Such ratios exceed the current regulatory requirements.

         In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-200 basis points above the 3% minimum. As of December 31, 1995, the consolidated Company had a leverage capital ratio of 17.92%.

         The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 1995. As of December 31, 1995, the Bank had a risk weighted capital ratio of 28.55% and a leverage capital ratio of 14.12%.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institutions would be considered "well capitalized," "adequately capitalized," undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

         The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or
(b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than
6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

         Insured institutions are generally prohibited from paying dividends or management fees if after making such payments, the institutions would be "undercapitalized." An "undercapitalized" institution also is required to develop and submit to the appropriate federal banking agency a capital restoration plan, and each company controlling such institution must guarantee the institution's compliance with such plan. The liability of a holding company under any such guarantee is limited to the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount needed to comply with all applicable capital standards. The FDIC is accorded a priority over the claims of unsecured creditors in any bankruptcy proceeding of a holding company that has guaranteed an institution's compliance with a capital restoration plan. Further, "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" institutions are subject to increasingly extensive requirements and limitations, including mandatory sale of stock, forced mergers, and ultimately receivership and conservatorship. A "critically undercapitalized" institution, beginning 60 days after it becomes "critically undercapitalized," generally is prohibited from making any payment of principal or interest on the institution's subordinated debt.

         Under FDICIA, only "well capitalized" banks and those "adequately capitalized" banks which have obtained a waiver from the FDIC may accept brokered deposits. Those "adequately capitalized" banks that are permitted to accept brokered deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area. In addition, the FDIC will no longer insure accounts established under certain qualified employee benefit plans if, at the time such deposits are accepted, the institution could not accept brokered deposits.

         FDICIA also required that the FDIC insurance assessments move from flat-rate premiums to a new system of risk-based premium assessments, in order to recapitalize the Bank Insurance Fund ("BIF") at a reserve ratio specified in FDICIA. For the first three quarters of 1995, BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of BIF's imminent achievement of a required 1.25% reserve ration, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 deposits. The new rate schedule for the BIF was made effective June 1, 1995. The FDIC refunded to BIF-insured institutions the premiums they had paid for the period beginning on June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF-insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

         FDICIA also contains the Truth in Savings Act, which requires certain disclosures to be made in connection with deposit accounts offered to consumers. The FRB has adopted regulations implementing the provisions of the Truth in Savings Act.

         In addition, significant provisions of FDICIA required federal banking regulators to draft standards in a number of other areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. FDICIA also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contained provisions which tighten independent auditing requirements, restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of "undercapitalized" banks to borrow from the Federal Reserve's discount window, and required federal banking regulators to perform annual on-site bank examinations and set standards for real estate lending.

         (b)     Industry Segments.

         The Registrant has one industry segment:  commercial banking.

         (c)     Narrative Description of Business.

         Brunswick Bancorp exists primarily to hold the stock of its active subsidiary, Brunswick Bank and Trust. BB also owns 100% of the common stock of Brunscor Realty, an inactive corporation. As a secondary function, BB began commercial lending activity in 1988. Such activity was approved by the Federal Reserve Bank of New York.

         BB is a legal entity separate from the Bank. The Bank is BB's principal asset. Dividends from the Bank are BB's primary source of income; loan interest and fees are secondary. As explained under Item 5, legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to BB.

         The Bank maintains its head office in New Brunswick, New Jersey. The Bank operates out of its head office and 5 branch offices in Monmouth and Middlesex Counties.

         At December 31, 1995, BB and its subsidiary Bank had deposits of $73,325,224, total loans of $46,408,294 and total assets of $92,437,436. The
Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 59 full-time employees as of December 31, 1995.

         The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 1995, 41% of the loan portfolio is in commercial loans, 7% in construction first mortgage loans, 26% in commercial first mortgage loans, 24% in residential loans, and 2% in installment loans and leases. The Company's current trend is moving away from installment loans as a result of increased competition from savings banks and finance companies. Additionally, relative administrative costs and risk of asset deterioration have proven unfavorable in this area. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by real estate, certificates of deposit, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide strong security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical areas. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short term maturity dates.

         There are numerous commercial banks throughout New Jersey, many of which have offices in Monmouth and Middlesex Counties, New Jersey. In common with the entire banking industry, the Bank experiences strong competition for banking business in its market area. The Bank competes both for deposits and loans with other national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, and other financial institutions. While many of the Bank's competitors are larger and have greater financial resources than the Bank, in the opinion of the Bank, the size of its financial resources has imposed no substantial impediment to its normal lending functions. The Bank is limited, however, in making commercial loans to an amount not in excess of fifteen percent of its capital in most circumstances. The Bank has, on occasion, arranged for participation by other institutions when it has made larger loans. Additionally, BB participates in certain loans with the Bank as permitted by the Federal Reserve Bank of New York.

         The Company does not rely on any one customer for an amount in excess of 10% of income.

         (d) Financial information about foreign and domestic operations and export sales.

         The Company operates only in New Jersey. No income is derived from foreign persons or entities.

         (e)     Executive Officers of the Registrant.

         The following table sets forth information as to each executive officer of BB who is not a director. All executive officers of BB serve at the pleasure of the Board of Directors.

       Name,
   Position with                 Officer of           Principal Occupation
    BB, and Age                   BB Since           During Past Five Years
   -------------                 ----------          ----------------------
Roman T. Gumina                      1987                Vice President
Chief Operating Officer                             Brunswick Bank and Trust
36

Thomas A. Fornale                    1989                  Controller
Secretary/Treasurer                                 Brunswick Bank and Trust
Controller
57

         (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

                 Set forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.

  I.             Distribution of Assets,
                 Liabilities and Stockholders'
                 Equity; Interest Rates and
                 Interest Differential                                    16-17
 II.             Investment Portfolio                                     17-18
III.             Loan Portfolio                                           18-19
 IV.             Summary of Loan Loss Experience                          20-21
  V.             Deposits                                                    21
 VI.             Return on Equity and Assets                                 22
VII.             Short-Term Borrowings                                       22

Item 2.  PROPERTIES.

         The Bank currently operates from its main office, and five branch offices. The main office and two branches are leased by the Bank. Three of the branch offices are owned by the Bank.

         The following is a list of offices which the Bank owns:

                                                                          Approximate
     Branch                             Address                           Square Feet
     -------                            -------                           -----------
George Street                   352 George Street
                                New Brunswick, NJ  08901                     4,700

South Brunswick -               Monmouth Junction Road
Monmouth Junction               and Kingston Lane
                                South Brunswick, NJ                          2,000

Freehold                        444 West Main Street
                                Freehold, NJ  07728                          2,000

                 The following is a list of offices which the Bank leases:

                                                                                Expiration
                                                                                   Date
       Branch                   Address                  Square Feet             of Lease
       ------                   ------                   -----------            ----------
Manalapan (1)             Manalapan Mall                    4,170               July 1996
                          Shopping Center
                          U.S. Route 9 and
                          Symmes Road
                          Manalapan Township, NJ

         Management intends to vacate the Manalapan premises upon lease expiration in July 1996.

Main Office               439 Livingston Avenue             8,400 and           2005
                          New Brunswick, NJ  08901          4,000 (basement)

North Brunswick           U.S. Route One                    1,400               June 1997
                          North Brunswick, NJ  08902                            renewable for one
                                                                                additional three
                                                                                year period

Edison                    Plainfield Avenue and             3,400               February 2001
                          Metroplex Drive
                          Edison, NJ  08817

Item 3.  LEGAL PROCEEDINGS.

         In the normal course of business, lawsuits and claims may be brought by and may arise against BB and the Bank. In the opinion of management, no legal proceedings which are presently pending or threatened against BB or the Bank, when resolved, will have a material adverse effect on the business or financial condition of BB or its subsidiary. These actions and proceedings include the following:

         Rubin (formerly Bentson) v. Brunswick Bank & Trust, Civil Action No. 93-3184 (NHP), is pending in the United States District Court for the District of New Jersey. The July 1993 action arises from alleged violations in 1986 and 1987 of the Bank Secrecy Act of 1970. The United States Treasury Department (Treasury) alleges that Brunswick Bank and Trust wilfully failed to file approximately fifteen currency transaction reports on deposits by one of its customers. Treasury alleges that Brunswick Bank and Trust should have grouped or aggregated certain deposits made by this customer and should have considered them to be single transactions exceeding the ten thousand dollar regulatory reporting threshold. Treasury is seeking to collect $472,000, plus interest, in civil monetary penalties that it assessed against Brunswick for wilful violation of the Bank Secrecy Act of 1970. Management is vigorously defending against this litigation. Management has instructed counsel to explore the legal and factual basis of Treasury's claims. Brunswick Bank and Trust contends that it committed no wilful violations of the currency transaction reporting requirements. If the Bank is found to have negligently violated the Bank Secrecy Act of 1970, damages will be limited to $7,500. As of December 31, 1995, the outcome of this matter is not determinable. However, after consultation with legal counsel, management believes the ultimate effect on the company will not be material in relation to its overall financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of BB during the fourth quarter of 1995.

Item 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

         BB had 499 shareholders of record as of December 31, 1995.

         The common stock of BB is traded on the over-the-counter market. The stock is thinly traded and there can be no assurance that a more active trading market will develop. Ryan, Beck & Co., located at 80 Main Street, West Orange, New Jersey 07052, periodically issues information about stocks of small and large commercial banks in New Jersey and acts as a market maker for small New Jersey bank stocks. The following quotations were provided by Ryan, Beck & Co. and represent the high and low bid prices for each quarter during the last two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and do not necessarily reflect actual transactions. All quotations are retroactively adjusted to take into account BB's 20% stock dividends issued in 1995 and 1994.


                                           1995
                               ------------------------------
                                            Bid
                                           -----
                                 High                  Low
                               ---------            ---------
1st Quarter                    $12  1/ 2            $11 15/16
2nd Quarter                     11 15/16             11  1/ 2
3rd Quarter                     12  7/ 8             11  1/ 2
4th Quarter                     15                   12  7/ 8

                                           1994
                               ------------------------------
                                            Bid
                                           -----
                                 High                  Low
                               ---------            ---------
1st Quarter                      8  5/ 8            $ 8  3/ 8
2nd Quarter                      8  1/ 2              8  3/ 8
3rd Quarter                      8  7/ 8              8  1/ 2
4th Quarter                     12  1/ 2              8  7/ 8

         Payments of dividends by Brunswick Bank and Trust Company to BB is restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 1995, approximately $2.5 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1995 and 1994; cash was paid in lieu of fractional shares. The Registrant paid a dividend of $.50 per share ($300,976 in aggregate) in 1991. No dividends were paid in 1992 or 1993. The Board of Directors is considering a dividend in 1996 but has not yet determined if cash dividends will be reinstituted.

Item 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data concerning BB:

                                                             Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                                   (Dollars in Thousands Except Per Share Data)
                                   ----------------------------------------------------------------------------
                                     1995             1994             1993             1992             1991
                                   --------         --------         --------         --------         --------
Interest income                    $  7,222         $  6,396         $  5,805         $  5,867         $  6,190
Interest expense                      1,823            1,366            1,525            1,719            2,200
Net interest income                   5,399            5,030            4,280            4,148            3,990
Provision for loan
 losses                                   -              400              355              692              865
Net interest income
 after provision for
 loan losses                          5,399            4,630            3,925            3,456            3,125
Other income                            841              845              712              644              548
Other expenses                        4,328            3,872            3,600            3,779            3,419
Income before income
 taxes                                1,912            1,603            1,037              321              254
Income taxes                            756              626              336              107               77
Net income                            1,156              977              701              214              177
Earnings per share                     1.60             1.35              .97              .30              .22
Cash dividends per
 share                                    0                0                0                0              .42


                                                   Summary Consolidated Statements of Condition
                                   ----------------------------------------------------------------------------
                                                   (Dollars in Thousands Except Per Share Data)
                                   ----------------------------------------------------------------------------
                                     1995             1994             1993             1992             1991
                                   --------         --------         --------         --------         --------
OTHER INFORMATION
Total assets                       $ 92,437         $105,751         $ 97,216         $ 88,043         $ 82,817
Deposits                             73,325           87,703           80,401           71,928           66,469
Other liabilities                     1,222            1,309            1,049            1,050            1,497
Stockholders' equity                 17,890           16,739           15,766           15,065           14,851
  Total shareholder's
   equity per share                   24.78            23.19            21.83            20.86            20.57
                                   ========         ========         ========         ========         ========

Per share amounts have been retroactively restated to give effect to the 20% stock dividend declared in 1995.


Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with Consolidated Financial Statements, their related notes, beginning after the signature page, and the Selected Financial Data presented in Item 6.

Overview
         In general, the increase in the Company's profitability in 1995 has been the result of increases in the prime lending rate and a decline in the provision for credit losses. As real estate collateralizes a large portion of the Company's loan portfolio, the declines in real estate market values in the early 1990's caused increases in prior years' provision for credit losses. During 1995, resolution occurred on several loans collateralized by real estate resulting in recovery of credits previously charged off in the amount of approximately $441,000. Management has changed its focus over the last several years, relying less on anticipated growth in real estate values in its commercial lending practices. Management has also maintained a highly liquid balance sheet in order to meet changing market conditions.

         From 1990 through 1992, the Company's net interest income after provision for credit losses was diminished due to declining loan interest rates, static deposit interest rates, and increased provisions for credit losses. In 1993 and 1994, the interest spread improved due to declines in deposit interest rates and marked declines in credit loss provisions. During 1995, interest rates for both loans and deposits increased; however, a favorable interest spread remained although narrowed. In 1994, net interest income was $6.4 million or 78.6% of total interest income. In 1995, net interest income was $5.4 million or 74.67% of total interest income. Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises.

Income Statement Analysis, 1995 vs. 1994
         For the year of 1995, income before income taxes increased by $309,000 over 1994. This increase of 19% is attributed to the following factors:

         Interest income and interest expense increased by $826,000 and $457,000, respectively, resulting in a $369,000 increase in net interest income. During 1995, average volume and average interest rates, for both interest earning assets and interest bearing liabilities, increased over 1994 amounts. The following table illustrates the effect of these increases on net interest income.

         Interest income:
           Effect of increased volume               $355,000
           Effect of increased interest rates        471,000
                                                    --------
         Interest expense:
           Effect of increased volume                (13,000)
           Effect of increased interest rates       (444,000)
                                                    --------
         Increase in net interest income            $369,000
                                                    ========

In 1995, the Company recorded $441,000 in recoveries of credits previously charged off. Based on the level of recoveries and management analyis, which includes assessing quality of credits, underlying collateral, specific issues relating to individual loans, and overall economic conditions, management deemed a provision for credit losses unnecessary in 1995. The Company recorded a $400,000 provision for credit losses in 1994.

         Other income experienced a net decrease of approximately $5,000 resulting from increases in service fees of $129,000 and trust fees of $55,000 and a decrease of $189,000 in gains from sales of other real estate. The increase in service fees is attributable to a $79,000 increase in credit card application fees and a $50,000 increase in bank service charges to customers, the result of a modification in service charges structure. Credit card application fees increased due to a direct mail campaign promoting credit card products. Approximately $55,000 in trust fees were received during 1995 for trust services related to the liquidation and distributions of two trust accounts. In 1994, $189,000 in gains from sales of other real estate were realized.

         Salaries and employee benefits increased by $300,000 which represents an increase of approximately 18% from 1994. Certain positions were added during the year including an internal auditor, a mortgage loan originator, and a loan officer; salaries and benefits for these positions totalled approximately $50,000. Compensation to the Chief Executive officer increased approximately $136,000 including $120,000 paid into a trust for a newly-implemented deferred compensation plan. The remaining increase is attributable to increased salaries.

         Other expenses were $1,540,000, a net increase of $191,000 or 14% from 1994. Additional expenses over 1994 of $266,000 were incurred relating to advertising and postage costs for the promotion of credit card products. The Bank's FDIC assessment decreased due to rate changes by $69,000. Bank security costs also decreased due to installation of security equipment during the year. Costs incurred relating to credit card promotions were primarily start-up costs; the Bank does not expect to incur similar costs at this level in future years.

Income Statement Analysis, 1994 vs. 1993
         For the year of 1994, income before income taxes increased by $566,000 over 1993. This increase of 55% is attributed to the following factors.

         Although interest income increased by $591,000, interest expense decreased by $159,000 which resulted in an increase in net interest income of $750,000. Management was successful in decreasing interest rates on deposit accounts even though interest rates on earning assets increased. The following table illustrates the effects of changes in interest rates and volume.

         Interest income:
           Effect of increased volume              $369,000
           Effect of increased interest rates       222,000
         Interest expense:
           Effect of decreased volume                76,000
           Effect of decreased interest rates        83,000
                                                   --------
                                                   $750,000
                                                   ========

         Non-interest income increased by $134,000. Although service fees decreased by $55,000, the Company realized gains totaling $189,000 from sales of two properties obtained through foreclosure.

         Several advertising campaigns were launched in 1994 in an effort to attract new customers. These resulted in an increase in advertising expense of $47,000.

         Salaries and employee benefits increased by $52,000 mainly because bonuses totaling $41,000 were awarded during December of 1994. No such bonuses were given during 1993 and 1992.

Balance Sheet Analysis

         The most notable changes in the balance sheet, from December 31, 1994 to December 31, 1995, are decreases in Federal funds sold ($7.8 million or 27%), investment securities ($7.6 million or 35%) and deposits ($14.4 million or 16%). Cash and due from banks increased by $2.3 million or 56%. All other assets and liabilities were comparable to 1994 amounts.

         The decrease in investment securities is primarily due to maturing U.S. Treasury securities totaling $13,000,000 which were partially replaced with purchased U.S. Treasury Notes totaling $5,000,000.

         The allowance for credit losses decreased from $1,000,159 at December 31, 1994 to $867,189 at December 31, 1995. An analysis of this decrease can be found in Note 4 to the Consolidated Financial Statements. Management analyzes the loan portfolio during the year. The ultimate condition of nonperforming loans determines whether the loan is written off or simply reserved for in the allowance for credit losses. When a loan is deemed questionable, it is reserved for in the allowance for credit losses. If management deems a loan worthless, it is written off.

         There was little change in demand deposits from December 31, 1994 to December 31, 1995. However, interest bearing deposits decreased by $13,800,000. The main reason for this substantial decrease is that, at the end of 1994, there was a large concentration of public funds on deposit. These were short term time deposits and NOW deposits, a substantial portion of which was withdrawn during January of 1995 in conjunction with local governments' cash requirements.

Liquidity

         The liquidity of the Company is measured by how well it can meet the financial needs of its depositors and borrowers and provide a cushion against unforeseeable and unforeseen liquidity needs. Sources of liquidity are provided primarily by the maturity of assets and by acquiring additional deposits. Secondarily, liquidity may be provided by the sale of assets and by other borrowings.

         The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 1995, cash and due from banks totalled $6.3 million; federal funds totalled $21 million. Investment securities and loans maturing within one year totalled $7 million and $25 million, respectively.

         In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totalled approximately $800,000 in 1995, $1.3 million in 1994, and $1 million in 1993. In 1995, investing activities provided $16 million including $13 million from maturities of short term securities and approximately $8 million from a net decrease in federal funds sold, offset by purchases of investment securities of approximately $5 and other investing activity.

         In light of the past cash flows provided from operating, financing, and investing activities, management feels it is in a strong position to meet both short and long term liquidity needs. The Company has been able to maintain favorable and adequate liquidity in the past and does not foresee impairment of that liquidity in the future.

         Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long term debt and management does not contemplate its undertaking in the future, all financial positioning is done through liquid funds.

         Brunswick Bancorp is subject to the capital adequacy requirements of the Federal Reserve Board. At December 31, 1995, the Company was in compliance with the minimum capital requirements and is expected to remain in compliance in the future. Capital ratios are as follows:

                                        December 31,               Minimum
                                        ------------              Regulatory
                                   1995           1994            Guidelines
                                  -------        -------          ----------
Risk-based capital ratios
 Tier I                            33.50%         29.95%            4.000%
 Total capital                     34.76%         31.18%            8.000%
Capital (in thousands)
 Tier I capital                   $17,758        $16,100
 Tier II capital (1)                  665            662
                                  -------        -------
                                  $18,423        $16,762
                                  =======        =======

(1)      Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Interest Rate Sensitivity Management
         The accompanying table, a quantification of the Company's interest rate exposure at December 31, 1995, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                           Interest Rate Sensitivity*

                                                    After Three
                                         Within     but Within     After One
                                         Three        Twelve       but Within      After       Noninterest-
                                         Months       Months       Five Years   Five Years       Bearing       Total
                                        -------     -----------    ----------   ----------     ------------   --------
Assets
 Cash & due from banks                  $     -       $     -       $     -       $     -        $ 6,348       $ 6,348
 Federal funds sold                      21,000             -             -             -              -        21,000
 Investment securities                    7,009             -         5,908         1,213              -        14,130
 Loans, net (a)                          20,504         4,851        15,304         3,509          1,373        45,541
 Other assets                                 -             -             -             -          5,418         5,418
                                        -------       -------       -------       -------        -------       -------
                                        $48,513       $ 4,851       $21,212       $ 4,722        $13,139       $92,437
                                        =======       =======       =======       =======        =======       =======

Liabilities and Stockholders' Equity
 Total deposits (b)                     $28,229        $6,311       $14,495       $     -        $24,290       $73,325
 Borrowed funds                             368             -             -             -              -           368
 Other liabilities                            -             -             -             -            854           854
 Stockholders' equity                         -             -             -             -         17,890        17,890
                                        -------       -------        ------       -------        -------       -------
                                        $28,597       $ 6,311       $14,495       $     0        $43,034       $92,437
                                        =======       =======       =======       =======        =======       =======
Interest rate
 sensitivity gap                         19,916        (1,460)        6,717         4,722        (29,895)            -
Cumulative interest
 rate sensitivity gap                   $19,916       $18,456       $25,173       $29,895        $     0       $     -

         * Variable rate balances are reported based on their repricing dates. Fixed-rate balances are reported based on their scheduled contractual maturity dates.

                 (a) Prime priced loans are included in the Within Three Months category; nonaccrual loans and reserve for possible loan losses are included in the Noninterest-Bearing category.

                 (b) Savings accounts are included in the After One but Within Five Years category.

Unadopted Financial Accounting Standards Board Statements

         The Financial Accounting Standards Board has issued Statement No. 121 which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         The Company is required to adopt the Statement beginning January 1, 1996. The Company has completed its assessment of adopting Statement No. 121 and has determined the effect to be immaterial to the financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                           (In Thousands)
                                                                       Year Ended December 31,
                                               1995                             1994                             1993
                                             --------                         --------                         --------
                                  Average                          Average                          Average
                                  Balance    Interest    Annual    Balance    Interest    Annual    Balance    Interest   Annual
                                  Sheet(3)    Income      Rate     Sheet(3)    Income      Rate     Sheet(3)    Income     Rate
                                  --------   --------    ------    --------   --------    ------    --------   --------   ------
Interest-earning Assets
 Federal funds
  sold                            $19,710     $1,162      5.90%    $22,633     $1,066      4.71%    $29,508     $  904    3.06%
 Investment securities-
  taxable                          19,535      1,225      6.27%     10,739        778      7.24%      7,336        762    10.39%
 Investment securities-
  nontaxable (1)                      178         14     11.92%        215         18     12.68%        254         21    12.53%
 Loans, net                        41,328      4,821     11.67%     42,182      4,534     10.75%     39,500      4,118    10.43%
                                  -------     ------     -----     -------     ------     ------    -------     ------    -----
                                   80,751      7,222      8.94%     75,769      6,396      8.44%     76,598      5,805     7.58%
Noninterest-earning assets
 Deposits in bank                   5,358                            5,851                            4,973
 Other real estate
  owned                             3,744                            4,079                            3,349
 Other (2)                          4,259                            4,063                            4,154
                                  -------                          -------                          -------
                                  $94,112     $7,222      7.67%    $89,762     $6,396      7.13%    $89,074     $5,805     6.52%
                                  =======     ======     =====     =======     ======     ======    =======     ======    =====

Interest-bearing liabilities
 Savings deposits                 $15,138     $  375      2.48%    $14,830     $  373      2.52%    $12,952     $  398     3.07%
 Demand deposits                   14,237        536      3.76%     11,465        284      2.48%     12,017        271     2.26%
 Time deposits                     20,049        890      4.44%     20,858        694      3.33%     24,450        843     3.45%
 Short term debt                      494         22      4.45%        592         15      2.53%        730         13     1.78%
                                  -------     ------     -----     -------     ------     ------    -------     ------    -----
                                   49,918      1,823      3.65%     47,745      1,366      2.86%     50,149      1,525     3.04%

Noninterest-bearing liabilities
 Demand deposits                   26,056                           25,154                           22,970
 Other                                957                              682                              521
                                  -------     ------     -----     -------     ------     ------    -------     ------    -----
                                   76,931      1,823      2.37%     73,581      1,366      1.86%     73,640      1,525     2.07%

Stockholders'
 equity                            17,181                           16,181                           15,434
                                  -------                          -------                          -------     ------    -----
                                  $94,112     $1,823      1.94%    $89,762     $1,366      1.52%    $89,074     $1,525     1.71%
                                  =======     ======     =====     =======     ======     ======    =======     ======    =====

Net yield on total
 earning assets                   $80,751     $5,399      6.69%    $75,769     $5,030      6.64%    $76,598     $4,280     5.59%
                                  =======     ======     =====     =======     ======     ======    =======     ======    =====


(1) The rate is presented on a tax equivalent basis using the Federal rate of 34%.

(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(3)      Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

         The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 1995, 1994, and 1993 calculated on a tax- equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.


                                                                   (In thousands)

                                              1995 Versus 1994                          1994 Versus 1993
                                             Increase (Decrease)                       Increase (Decrease)
                                              Due to Changes in                         Due to Changes in
                                             -------------------                       -------------------
                                                   Average      Total                       Average       Total
Interest and dividend                 Average      Yield/      Increase         Average     Yield/      Increase
 income                               Volume        Ratio     (Decrease)        Volume       Ratio     (Decrease)
                                      -------      -------    ----------        -------     -------    ----------
 Federal funds sold                   $(264)       $ 360        $  96           $(199)       $ 361       $ 162
 Investment securities
  taxable                               670         (223)         447             254         (238)         16
 Investment securities
  nontaxable                           (  3)        (  1)        (  4)           (  3)           -        (  3)
 Loans, net                            ( 48)         335          287             317           99         416
                                      -----        -----        -----           -----        -----       -----

    Total interest
     income                             355          471          826             369          222         591
                                      -----        -----        -----           -----        -----       -----

Interest expense
 Savings deposits                         5         (  3)           2              26         ( 51)       ( 25)
 Demand deposits                         32          220          252              30         ( 17)         13
 Time deposits                         ( 23)         219          196            (131)        ( 18)       (149)
 Short term debt                       (  1)           8            7            (  1)           3           2
                                      -----        -----        -----           -----        -----       -----

    Total interest
     expense                             13          444          457            ( 76)        ( 83)       (159)
                                      -----        -----        -----           -----        -----       -----

    Changes to net
     interest income                  $ 342        $  27        $ 369           $ 445        $ 305       $ 750
                                      =====        =====        =====           =====        =====       =====

Investment Portfolio
         The following table shows the carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                                                      1995        1994        1993         1992        1991
                                                      ----        ----        ----         ----        ----
U.S. Treasury securities                            $ 5,014     $12,465     $ 9,980      $ 4,055     $19,926
Obligations of other U.S.
 Government agencies                                  7,572       7,885       1,350        2,913       3,599
Obligations of state and
 other political subdivisions                           152         195         234          271         349
Other securities                                      1,392       1,139         736          734         250
                                                    -------     -------     -------      -------     -------

    Total investment
     securities                                     $14,130     $21,684     $12,300      $ 7,973     $24,124
                                                    =======     =======     =======      =======     =======

Maturities and Average Weighted Yields of Investment Securities
         The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 1995 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.


                                       Due Under 1 Year        Due 1-5 Years        Due 5-10 Years      Due Over 10 Years
                                       ----------------        -------------        --------------      -----------------
                                       Amount     Yield       Amount    Yield      Amount     Yield     Amount      Yield
                                       ------     -----       ------    -----      ------     -----     ------      -----
U.S. Treasury Securities               $    -        -        $5,014     5.62%      $  -         -       $  -           -

Obligations of other U.S.
 Government agencies                    7,009     8.25%            -        -          2      7.75%       561       11.58%

Obligations of states and
 other political
 subdivision                                -        -           152    11.78%         -         -          -           -

Other securities                            -        -           742     8.86%       650      7.52%         -           -
                                       ------     ----        ------    -----       ----      ----       ----       -----

   Total investment
    securities                         $7,009     8.25%       $5,908     6.19%      $652      7.52%      $561       11.58%
                                       ======     ====        ======    =====       ====      ====       ====       =====

Loan Portfolio
         The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):


                                                                         December 31,
                                                    --------------------------------------------------------
                                                      1995        1994        1993         1992        1991
                                                      ----        ----        ----         ----        ----
Types of loans
 Commercial and financial                           $19,168     $19,430     $19,638      $19,170     $22,143
 Real estate - mortgage                              22,918      25,465      21,656       19,775      14,327
 Real estate - construction                           3,256       1,134       1,448        3,493       1,575
 Installment                                          1,121         737         669          916       1,458
                                                     ------      ------      ------       ------      ------
    Total loans                                     $46,463     $46,766     $43,411      $43,354     $39,503
                                                     ======      ======      ======       ======      ======

         The following table sets forth the maturity distribution for the above loan portfolio at December 31, 1995:

Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                 After 1
                                   Within        year with-         After 5
                                   1 Year        in 5 Years          Years          Total
                                   ------        ---------          -------        -------
Commercial and financial
 Fixed rate                        $1,924          $3,429           $  879         $ 6,232
 Variable rate                      8,123           4,453              360          12,936
Real estate-mortgage
 Fixed rate                         3,934          11,144            2,630          17,708
 Variable rate                      3,049               0            2,161           5,210
Real estate-construction
 Fixed rate                             0               0                0               0
 Variable rate                        272           2,984                0           3,256
Installment
 Fixed rate                           107             731                0             838
 Variable rate                     $  283          $    0           $    0         $   283

Rollover Policy

         The Company's overall practice in this area is to limit the rollover of loans to any of its customers. Occasionally, borrowers to whom credit has been extended experience unanticipated changes in cash flow or other circumstances which precipitate a decision to roll over their loan. When this is done, it is based upon the continued favorable credit position of the borrower and does not indicate a problem loan.

Risk Elements in Loan Portfolio

         Commercial and installment loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days and when a return to current status is not imminent. Real estate loans are placed on non-accrual status when a default of principal or interest has existed for 90 days or more. Subsequent to the change in classification to nonaccrual, management assesses the loan for market value of collateral, credit position of the debtor and potential operation of any property involved. Foreclosure proceedings are instituted, as applicable, at that time. Construction loans are first mortgage loans in all cases; delinquency, non-accrual, and foreclosure proceedings are handled in the same manner as other loans secured by real estate. Once a loan is placed on non-accrual, interest previously accrued and uncollected is reversed and charged against current earnings. Subsequent interest income would be recognized on these loans only to the extent collections exceed principal outstanding.

         The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):


                                                            December 31,
                                       -------------------------------------------------------
                                        1995        1994        1993         1992        1991
                                        ----        ----        ----         ----        ----
Nonaccrual loans                       $2,295      $2,743      $2,945       $2,301      $2,930
Loans, past due 90 days or more         1,773         614         265          178          35
Other real estate owned                 3,613       3,708       3,907        3,227       3,138

Percentage of non-performing loan
 to gross loans outstanding             8.76%       7.18%       7.39%        5.72%       7.52%

                 If the above nonaccrual loans at December 31, 1995 had been current, interest income for 1995 would have been approximately $140,000 greater than that recorded. Interest included in income on these loans totalled approximately $250,000 for the year. Delinquency rates were higher in 1995 than in the prior four years primarily due to a small number of commercial loans in the process of resolution. Two delinquent loans totalling approximately $2 million are related to separate corporations in Chapter 11 bankruptcy; timely payments are being made in accordance with the Chapter 11 agreements. A third loan totalling approximately $500,000 was transferred to other real estate owned during February 1996.

                 Except for loans included in the above table there were no loans at December 31, 1995 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 1995, there was no concentration exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience
         For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance which have been charged to income.

                                                        (In thousands)
                                                    Year Ended December 31,
                                    -------------------------------------------------------
                                     1995        1994        1993         1992        1991
                                    ------      ------      ------       ------      ------
Balance at beginning of period      $1,000      $  793       $679         $675        $381
Charge-offs
    Commercial & financial              77         109        250          563         545
    Real estate-mortgage               495         336        185           29           2
    Real estate-construction             -           -          -            -           -
    Installment                          2           5         10           14          49
                                    ------      ------        ---          ---         ---
                                       574         450        445          706         596

Recoveries
    Commercial & financial             217         166        171            3          11
    Real estate-mortgage               220          88         21            -           2
    Real estate-construction             -           -          -            -           -
    Installment                          4           3         12           15          12
                                    ------      ------        ---          ---         ---
      Net charge-offs                  133         257        241          688         571


Additional charges to
 operations                              -         400        355          692         865
                                    ------      ------        ---          ---         ---
Balance at end of period            $  867      $1,000       $793         $679        $675
                                    ======      ======        ===          ===         ===

Ratio of net charge-offs
 during the period to average
 loans outstanding during the
 period                                .32%        .46%       .61%        1.22%       1.48%

                  Allocation of the Allowance for Loan Losses
                                  In Thousands


                                                                    Real           Real
                                                  Commercial       Estate         Estate
      December 31,                               & Financial      Mortgage     Construction     Installment     Total
-----------------------                          -----------      --------     ------------     -----------    ------
1995
    Amount                                          $486            $303           $69              $ 9        $  867
    Percentage of total                              56%             35%            8%               1%          100%
1994
  Amount                                             580             360            50               10         1,000
  Percentage of total                                58%             36%            5%               1%          100%
1993
    Amount                                           500             238            48                7           793
    Percentage of total                              63%             30%            6%               1%          100%
1992
    Amount                                           407             190            68               14           679
    Percentage of total                              60%             28%           10%               2%          100%
1991
    Amount                                           479             169            14               13           675
    Percentage of total                              71%             25%            2%               2%          100%

    Construction loans comprise approximately 7% of the total loan portfolio as of December 31, 1995. As of the same date, 8% of the allowance for loan losses is allocated to construction loans. Construction loans received a slightly greater percentage of the allowance allocation due to the risk involved with this type of loan; construction lending bears a higher risk weight than do other types of loans in the portfolio.

    Through management assessment each accounting period, the allowance for credit losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of various categories of loans, and other pertinent factors. Credits deemed uncollectible are charged to the allowance.
Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

Deposits
  The amounts of deposits, for the years indicated, are summarized below (in thousands).

                                  1995        1994        1993         1992        1991
                                 -------     -------     -------      -------     -------
Non-interest bearing:
    Demand deposits              $24,290     $24,841     $25,859      $25,925     $19,450
Interest bearing:
    Savings deposits              14,412      15,644      14,143       12,785      10,562
    Time deposits                 20,959      27,587      25,816       22,838      22,811
    NOW demand deposits           13,664      19,631      14,583       10,380      13,646
                                 -------     -------     -------      -------     -------
      Total deposits             $73,325     $87,703     $80,401      $71,928     $66,469
                                 -======     =======     =======      =======     =======

         The maturities of time deposits of $100,000 or more at December 31, 1995 are summarized as follows:

    Under 3 months                                  $ 4,877
    3 to 6 months                                     1,130
    6 to 12 months                                    3,917
    Over 12 months                                        -
                                                    -------
      Total                                         $ 9,924
                                                    =======

Return on Equity and Assets
         The following are selected ratios for the years ended December 31:

                                                      1995        1994        1993         1992       1991
                                                     ------      ------      ------       ------     -------
Return on assets                                      1.09%       1.01%        .80%         .26%        .23%
Return on equity                                      6.91%       6.20%       4.66%        1.44%       1.18%

Average equity to
 average assets                                      17.47%      18.03%      17.33%       17.83%      19.44%

Dividend payout ratio                                 0.00%       0.00%       0.00%        0.00%     166.67%

Short-term Borrowings

         Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 1995, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993 contain the information required by Item 8 and that information is incorporated herein following signature page number 25.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The Proxy Statement will contain under the caption "Proposal No. 1-Election of Directors" the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section (e) of Item 1 of this Form 10-K.

Item 11. COMPENSATION OF EXECUTIVE OFFICERS

                 The Proxy Statement will contain under the caption "Executive Compensation" and the caption "Compensation Committee Interlocks and Insider Participation" information required by Item 11 and that information is incorporated herein by reference. Information in the Proxy Statement required by Paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference into any portion of this Annual Report on Form 10K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The Proxy Statement will contain under the caption "Beneficial Ownership of Common Stock by Management and Principal Shareholders" the information required by Item 12 and that information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The Proxy Statement will contain under the caption "Certain Transactions with Management" and the caption "Compensation Committee Interlocks and Insider Participation" the information required by Item 13 and that information is incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                 (a) (1) & (2)    Financial Statements and
                                  Financial Statement Schedules


                 The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 1995, 1994 and 1993 are following signature page number 24.

                 Independent Auditors' Report

                 Consolidated Balance Sheets - December 31, 1995 and 1994

                 Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements - Years Ended December 31, 1995, 1994 and 1993

                 Schedules to the Consolidated Financial Statements required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 (b)      Reports on Form 8-K

                          BB did not file any reports on Form 8-K for the three months ended December 31, 1995.

                 (c)      Exhibits

                                     List of Exhibits
                                     ----------------
                                     (3)  (a) Certificate of
                                          Incorporation of Brunswick
                                          Bancorp.  Incorporated by
                                          reference to Registration
                                          Statement on Form S-14 filed
                                          on June 20, 1985.  (Exhibit III)

                                          (b) By-laws of Brunswick Bancorp.
                                          Incorporated by reference to
                                          Registration Statement on
                                          Form S-14 filed on June 20,
                                          1985.  (Exhibit IV)

                                     (10) Non-qualified Deferred
                                          Compensation Plan dated as of
                                          December 5, 1995. (Exhibit V)

                                     (21) Subsidiaries of Brunswick
                                          Bancorp.  Incorporated by
                                          reference to Registration
                                          Statement on Form S-14 filed
                                          on June 20, 1985.  (Exhibit VI)

                                     (27) Financial Data Schedule.
                                          (Exhibit VII)

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP


----------------------------------
By:      Carmen J. Gumina
         President

Dated:               , 1996

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                   Title                          Date
        ---------                   -----                          ----

--------------------------        Director
Bruce Arbeiter


--------------------------        Director
Joseph DeMarco


--------------------------        Director
Dominick Faraci


--------------------------        President and Chairman
Carmen J. Gumina                  of the Board of Directors
                                  Principal Executive Officer


--------------------------        Director
Josephine Gumina


--------------------------        Director
Michael Kaplan


--------------------------        Director
John Maltese


--------------------------        Director
Frederick Perrine


--------------------------        Secretary-Treasurer
Thomas A. Fornale                  Controller
                                  Principal Accounting/
                                   Financial Officer

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                TABLE OF CONTENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS

         Consolidated Statements of Condition                                2

         Consolidated Statements of Income                                   3

         Consolidated Statements of Stockholders' Equity                     4

         Consolidated Statements of Cash Flows                               5

         Notes to Consolidated Financial Statements                          6

                      [FERRARO, WOOD & COMPANY LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES


We have audited the accompanying consolidated statements of condition of Brunswick Bancorp and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                          FERRARO, WOOD & CO.


January 30, 1996
North Brunswick, NJ

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1995 AND 1994

                                                             1995                       1994
                                                             ----                       ----
     Assets
Cash and due from banks                                   $ 6,348,014               $  4,072,796
Federal funds sold                                         21,000,000                 28,800,000
Investment securities to be held
 to maturity (Note 2)                                      14,129,902                 21,683,507

Loans (Notes 3, 4)                                         46,408,294                 46,710,693
Less allowance for credit losses                              867,189                  1,000,159
                                                          -----------               ------------
         Net loans                                         45,541,105                 45,710,534

Properties and equipment (Note 5)                             769,788                    850,918
Other real estate owned                                     3,613,007                  3,708,920
Accrued interest receivable and other
 assets                                                     1,035,620                    924,131
                                                          -----------               ------------

                                                          $92,437,436               $105,750,806
                                                          ===========               ============


     Liabilities and Stockholders' Equity
Liabilities
     Deposits
         Demand                                           $24,290,027               $ 24,840,551
         Savings and NOW deposits                          28,076,300                 35,275,195
         Other time (Note 8)                               20,958,897                 27,587,386
                                                          -----------               ------------
                                                           73,325,224                 87,703,132

     Borrowed funds (Note 6)                                  368,247                    532,730
     Accrued expenses, taxes and other
      liabilities (Note 9)                                    853,885                    775,921
                                                          -----------               ------------
                                                           74,547,356                 89,011,783

Stockholders' equity
     Common stock - par value $2.00 per share-
      3,000,000 shares authorized, 721,920 and
      601,770 issued and outstanding at
      December 31, 1995 and 1994, respectively              1,443,840                  1,203,540
     Additional paid-in-capital                             4,284,804                  2,722,854
     Retained earnings                                     12,161,436                 12,812,629
                                                          -----------               ------------
                                                           17,890,080                 16,739,023
                                                          -----------               ------------

                                                          $92,437,436               $105,750,806
                                                          ===========               ============

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995             1994             1993
                                                           ----             ----             ----
Interest income
     Interest and fees on loans                         $4,820,722       $4,534,096       $4,118,145
     Interest on investment securities
       to be held to maturity                            1,239,099          794,900          773,453
     Interest on federal funds sold                      1,161,657        1,066,363          904,029
     Interest on deposits with banks                             -              516            9,676
                                                        ----------       ----------       ----------
              Total interest income                      7,221,478        6,395,875        5,805,303

Interest expense
     Interest on deposits                                1,800,844        1,350,988        1,512,272
     Interest on borrowed funds                             21,976           15,262           12,603
                                                        ----------       ----------       ----------
              Total interest expense                     1,822,820        1,366,250        1,524,875
                                                        ----------       ----------       ----------

     Net interest income                                 5,398,658        5,029,625        4,280,428
Provision for credit losses (Note 4)                             -          400,000          355,000
                                                        ----------       ----------       ----------
     Net interest income after provision
         for credit losses                               5,398,658        4,629,625        3,925,428
                                                        ----------       ----------       ----------

Other income
     Service fees                                          784,591          655,503          710,404
     Gain on sale of other real estate
       owned                                                     -          188,760                -
     Other                                                  56,300            1,697            1,732
                                                        ----------       ----------       ----------


                                                           840,891          845,960          712,136
                                                        ----------       ----------       ----------
Other expenses
     Salaries and employee benefits (Note 7)             2,003,466        1,702,898        1,650,725
     Occupancy expenses                                    610,707          638,558          601,524
     Equipment expenses                                    173,871          182,297          191,001
     Other                                               1,539,532        1,348,369        1,157,177
                                                        ----------       ----------       ----------
                                                         4,327,576        3,872,122        3,600,427
                                                        ----------       ----------       ----------
Income before income taxes                               1,911,973        1,603,463        1,037,137
Income tax expense (Note 9)                                755,816          626,291          335,653
                                                        ----------       ----------       ----------

Net income                                              $1,156,157       $  977,172       $  701,484
                                                        ==========       ==========       ==========

Net income per share of common stock
 (Note 10)                                              $     1.60       $     1.35       $      .97
                                                        =========        ==========       ==========


The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                          COMMON        ADDITIONAL       RETAINED
                                          STOCK       PAID-IN-CAPITAL    EARNINGS           TOTAL

Balance at December 31, 1992            $1,003,252      $1,420,982      $12,640,663       $15,064,897

Net income for 1993                              -               -          701,484           701,484
                                        ----------      ----------      -----------       -----------

Balance at December 31, 1993            $1,003,252      $1,420,982      $13,342,147       $15,766,381

20% stock dividend (Note 10)               200,288       1,301,872     (  1,506,690)     (      4,530)

Net income for 1994                              -               -          977,172           977,172
                                        ----------      ----------      -----------       -----------

Balance at December 31, 1994            $1,203,540      $2,722,854      $12,812,629       $16,739,023

20% stock dividend (Note 10)               240,300       1,561,950     (  1,807,350)     (      5,100)

Net income for 1995                              -               -        1,156,157        1,156,157
                                        ----------      ----------      -----------       -----------

Balance at December 31, 1995            $1,443,840      $4,284,804      $12,161,436       $17,890,080
                                        ==========      ==========      ===========       ===========

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      1995              1994           1993
                                                   ------------     ------------     -----------
Cash flows from operating activities:
     Net income                                    $  1,156,157     $    977,172     $   701,484
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                      95,625          118,993         144,089
       Net accretion of securities discounts
        and premiums                                   (417,896)        (191,688)       (384,662)
       Provision for credit losses                            -          400,000         355,000
       Benefit for deferred taxes                       (20,871)          (7,557)        (50,468)
       (Increase) decrease in accrued interest
        receivable and other assets                     (90,618)        (310,213)        249,334
       Increase (decrease) in accrued expenses,
        taxes and other liabilities                      77,964          266,066         (33,158)
                                                   ------------     ------------     -----------
         Cash provided by operating activities          800,361        1,252,773         981,619

Cash flows from investing activities:
     (Increase) decrease in federal funds
         sold                                         7,800,000          600,000      (1,800,000)
     Maturities of investment securities             13,000,000       10,000,000          10,000
     Principal repayments on investment
      securities                                        226,966        1,016,605       2,011,815
     Purchase of investment securities               (5,255,465)     (20,207,987)     (5,964,767)
     Net increase in loans                             (161,771)      (4,168,116)       (500,425)
     Acquisitions of property & equipment               (14,494)        (128,124)              -
     Net (increase) decrease in other real
      estate owned                                      427,112          816,239        (468,875)
                                                   ------------     ------------     -----------
         Cash provided by (used in) investing
          activities                                 16,022,348      (12,071,383)     (6,712,252)

Cash flows from financing activities:
     Dividends paid                                      (5,100)          (4,530)              -
     Increase (decrease) in demand deposits            (550,524)      (1,018,845)        (65,679)
     Increase (decrease) in savings and
          NOW deposits                               (7,198,895)       6,549,494       5,560,926
     Increase (decrease) in other time deposits      (6,628,489)       1,771,621       2,977,930
     Decrease in borrowed funds                        (164,483)         (78,128)        (11,715)
                                                   ------------     ------------     -----------
         Cash provided by (used in)
          financing activities                      (14,547,491)       7,219,612       8,461,462
                                                   ------------     ------------     -----------

Increase (decrease) in cash and cash
  equivalents                                         2,275,218       (3,598,998)      2,730,829
Cash and cash equivalents at January 1                4,072,796        7,671,794       4,940,965
                                                   ------------     ------------     -----------
Cash and cash equivalents at December 31           $  6,348,014     $  4,072,796     $ 7,671,794
                                                   ============     ============     ===========

Interest paid                                      $  1,730,496     $  1,349,700     $ 1,675,330
                                                   ============     ============     ===========
Income taxes paid                                  $    820,246     $    633,970     $   398,225
                                                   ============     ============     ===========

Supplemental Disclosures - Noncash Investing and Financing Activities

          During the years ended December 31, 1995, 1994 and 1993, $249,927, $617,699, and $212,114, respectively, in loan balances were transferred to other real estate owned as a result of foreclosure proceedings.


The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Brunswick Bancorp and Subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Brunswick Bancorp and its wholly-owned subsidiaries Brunswick Bank & Trust Company (the Bank) and Brunscor Realty, Inc. (inactive), together referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

         Nature of Operations

         The Bank operates under a state bank charter and provides full banking services. The Bank is subject to regulation of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking. The area served by the Bank is Central New Jersey with primary emphasis on Middlesex and Monmouth Counties; services are provided at six branch offices.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

         Cash and Cash Equivalents

         For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the statement of condition caption "Cash and due from banks."

         Investment Securities To Be Held to Maturity

         Under the provisions of Statement on Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in securities are classified as Securities Held to Maturity. The Company has the ability and positive intent to hold all investments in bonds, notes and debentures until maturity date. Investments are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity.

         Loans Receivable

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan loses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

         Loans receivable which management has the intent to sell prior to maturity in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

         Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

         Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest income is ordinarily discontinued when a loan becomes 90 days past due as to principal or interest; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. When interest accruals are discontinued, interest credited to income in the current year is reversed. When the loan is determined to be uncollectible, interest accrued in prior years and the principal are charged to the allowance for loan losses.

         Allowance for Credit Losses

         The allowance is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

         Properties and Equipment

         Properties and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method.

         Other Real Estate Owned

         Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value. At the date of acquisition, losses are charged to the allowance for loan losses, and subsequent write downs are charged to expense in the period they are incurred.

         Pension Costs

         The Bank has a defined contribution profit-sharing plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be twenty-one years of age and have completed one year of continuous service. The Bank's funding policy is to make discretionary contributions based on a percentage of annual employee compensation.

         Income Taxes

         Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The companies file a consolidated federal income tax return.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993


         Net Income Per Share of Common Stock

         Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends.

         Common Stock Rights

         The Company has non-expiring rights outstanding to purchase 3,018 shares of common stock at an aggregate price of $45,270.

         Trust Fees

         Trust fees are recorded on the accrual basis.

         Off-Balance-Sheet Financial Instruments

         In the ordinary course of business, the Bank has entered into agreements involving commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

         Effect of New Financial Accounting Standards

         The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by No. 118, is effective for the Company for the year beginning January 1, 1995 and requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

         In December 1991, the Financial Accounting Standards Board issued SFAS No. 107. Disclosures about Fair Value of Financial Instruments. SFAS No. 107 is effective beginning in 1995. SFAS No. 107 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statements of financial position, for which it is practical to estimate fair value.

         The Company adopted SFAS No. 114 and No. 107 as of January 1, 1995 The effects of adoption have not been material to the financial position or results of operations.

(2)      INVESTMENT SECURITIES TO BE HELD TO MATURITY

         The carrying amounts of investment securities as shown in the consolidated statements of condition of the Company and their approximate fair values at December 31 were as follows:

                                                  Gross       Gross
                                  Amortized     Unrealized  Unrealized     Fair
                                     Cost         Gains       Losses       Value
                                  -----------    --------   ----------  -----------
          December 31, 1995
         U.S. Government and
          agency securities       $12,586,415    $493,919      $885     $13,079,449
         Municipal securities         151,564           -         -         151,564
         Other securities           1,391,923      57,582         -       1,449,505
                                  -----------    --------      ----     -----------
                  Totals          $14,129,902    $551,501      $885     $14,680,518
                                  ===========    ========      ====     ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                                       Gross         Gross
                                     Amortized      Unrealized     Unrealized       Fair
                                       Cost            Gains         Losses         Value
                                    -----------       --------     ----------     -----------
          December 31, 1994
         U.S. Government and
          agency securities         $20,349,683       $224,985       $183,134     $20,391,534
         Municipal securities           194,594              -              -         194,594
         Other securities             1,139,230         22,330              -       1,161,560
                                    -----------       --------       --------     -----------
                  Totals            $21,683,507       $247,315       $183,134     $21,747,688
                                    ===========       ========       ========     ===========

         Securities, carried at $9,010,466 at December 31, 1995 and $17,229,183 at December 31, 1994 were pledged to secure public deposits and for other purposes required or permitted by law.

         The maturities of investment securities at December 31, 1995 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized           Fair
                                                          Cost             Value
                                                      -----------       -----------
         Due in one year or less                      $ 7,009,300       $ 7,008,440
         Due after one year through five years          5,907,586         5,992,319
         Due after five years through ten years           650,000           650,000
         Due after ten years                                    -                 -
         Mortgage-backed securities                       563,016         1,029,759
                                                      -----------       -----------
                  Totals                              $14,129,902       $14,680,518
                                                      ===========       ===========

(3)      LOANS

         The components of loans in the consolidated statements of condition are as follows:

                                                     1995               1994
                                                  -----------        -----------
         Commercial                               $19,168,053        $19,430,183
         Real estate construction                   3,256,448          1,133,967
         Commercial real estate                    11,860,404         14,059,027
         Residential real estate                   11,057,255         11,405,763
         Consumer                                   1,120,594            737,494
                                                  -----------        -----------
                                                   46,462,754         46,766,434
         Less
           Allowance for credit losses                867,189          1,000,159
           Unearned fees                               54,460             55,741
                                                  -----------        -----------
                                                  $45,541,105        $45,710,534
                                                  ===========        ===========

         Impairment of loans having recorded investments of $136,000 at December 31, 1995 has been recognized in conformity with SFAS No. 114. The allowance for credit losses includes $77,000 related to impaired loans.

         As of December 31, 1995 and 1994, loans on which the accrual of interest had been discontinued totalled $2,294,820 and $2,742,554, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $141,000, $153,000 and $419,000 for 1995, 1994, and 1993, respectively.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

(4)      ALLOWANCE FOR CREDIT LOSSES
         An analysis of the change in the allowance for credit losses follows:

                                                        1995           1994          1993
                                                     ----------     ----------     ---------
         Balance at January 1                        $1,000,159     $  793,342     $ 678,886
         Credits charged off                           (573,660)      (450,229)     (444,429)
         Recoveries                                     440,690        257,046       203,885
                                                     ----------     ----------     ---------
                           Net credit charged off      (132,970)      (193,183)     (240,544)
         Provision for credit losses                          -        400,000       355,000
                                                     ----------     ----------     ---------
         Balance at December 31                      $  867,189     $1,000,159     $ 793,342
                                                     ==========     ==========     =========

(5)      PROPERTIES AND EQUIPMENT
         Components of properties and equipment included in the consolidated statements of condition at December 31, 1995 and 1994 were as follows:

                                         Estimated
                                           Lives          1995          1994
                                        -----------    ----------    ----------
         Cost
           Land                                        $  300,705    $  300,705
           Bank premises                25-35 years       562,049       562,049
           Furniture and equipment       5-10 years       635,739       914,501
           Leasehold improvements        5-25 years       284,456       284,456
                                                       ----------    ----------
                                                        1,782,949     2,061,711
         Less accumulated depreciation                  1,013,161     1,210,793
                                                       ----------    ----------
                  Net book value                       $  769,788    $  850,918
                                                       ==========    ==========

         Certain Bank facilities are leased under various operating leases. Rental expense was $404,149, $410,929, and $419,059 in 1995, 1994 and
         1993, respectively. Future minimum rental commitments under noncancelable leases are:

         1996                                   $  320,972
         1997                                      256,303
         1998                                      251,205
         1999                                      257,112
         2000                                      243,711
         Thereafter                              1,067,334
                                                ----------
                                                $2,396,637
                                                ==========

(6)      BORROWED FUNDS

         Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date.

(7)      EMPLOYEE BENEFITS

         The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually-determined employer match on employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totalled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $64,542, $78,255, and $68,300 for 1995, 1994, and
         1993, respectively.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993


(8)      COMPOSITION OF DEPOSITS

         Certificates of deposit of $100,000 or more included in other time deposits totalled $9,924,280 and $18,164,037 at December 31, 1995 and 1994, respectively.

(9)      INCOME TAXES

         The consolidated provision for income taxes consists of the following:

                                1995          1994          1993
                              ---------     ---------     ---------
         Currently payable
                  Federal     $ 599,187     $ 462,248     $ 277,921
                  State         177,500       171,600       108,200
                              ---------     ---------     ---------
                                776,687       633,848       386,121
         Deferred               (20,871)       (7,557)      (50,468)
                              ---------     ---------     ---------
                              $ 755,816     $ 626,291     $ 335,653
                              =========     =========     =========

         As of December 31, 1995 and 1994, the principal temporary differences resulting in deferred tax assets and liabilities are as follows:

         Deferred tax assets                                 1995         1994
                                                           --------     --------
           Loans                                           $142,306     $203,251
           Deferred compensation                             48,000            -
         Deferred tax liabilities
           Properties & equipment                           111,410      145,226
                                                           --------     --------
             Net deferred tax asset                        $ 78,896     $ 58,025
                                                           ========     ========

         The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:

                                                1995         1994         1993
                                                ----         ----         ----
         Statutory federal income tax rate       34%          34%          34%
         Effect on tax rate of:
                  Tax-exempt securities          (1)          (1)          (1)
                  Tax-exempt loan income         (3)          (3)          (6)
                  State taxes                     5            5            5
                  Nondeductible items             5            4            -
                  Other                          (1)           -            -
                                                ---          ---          ---
                  Effective tax rate             39%          39%          32%
                                                ===          ===          ===

(10)     STOCK DIVIDEND

         The Board of Directors declared a 20% stock, dividend payable on December 8, 1995 to stockholders of record on October 6, 1995. The stock dividend resulted in the Company issuing 120,150 shares with a per share value of $15. Cash dividends were paid in lieu of fractional shares resulting from the stock dividend.

         The Board of Directors declared a 20% stock dividend payable on December 9, 1994 to stockholders of record on October 7, 1994. The stock dividend resulted in the Company issuing 100,144 shares with a per share value of $15. Cash dividends were paid in lieu of fractional shares resulting from the stock dividend.

         Earnings per share have been restated to reflect the stock dividends declared.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

(11)     RELATED PARTIES

         The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

         Loans

         Related parties were indebted to the Company for loans totalling $6,326,495 as of December 31, 1994. During 1995, additional advances of $1,594,128 were made and $1,539,989 was retired for a balance of $6,380,634 as of December 31, 1995.

         Rent

         One operating location of the Bank is leased from a related party. Rent paid to that party totalled $267,911, $259,727, and $255,886 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Loan participations sold

         Certain loans and loan participations were sold to a related party without recourse, in prior years. As of December 31, 1995 and 1994, said instruments totalled $464,741 and $539,116, respectively.

         Deposits

         The Company is indebted to certain related parties for bank deposits made in the ordinary course of business. Rates and terms of said deposits are comparable to those offered to unrelated depositors.

         Other

         The Company engages in routine non-banking operating transactions with entities related to directors. Said transactions are in the normal course of business and are immaterial to operations.

(12)     CONTINGENT LIABILITIES AND COMMITMENTS

         The Bank's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, commercial letters of credit, and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1995 is as follows:

         Commitments to extend credit                                 $4,370,597
         Commercial letters of credit                                     73,140
         Standby letters of credit                                       940,008
         Commercial lines of credit available                          2,781,176
         Consumer lines of credit available                            1,766,375
                                                                      ----------
                                                                      $9,931,296
                                                                      ==========

         Commitments to extend credit, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those extensions of credit that are recorded on the consolidated statements of condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993


         The Bank is a defendant in legal actions arising from alleged violations in 1986 and 1987 of the Bank Secrecy Act of 1970. Management contends that the Bank committed no wilful violations of the currency transaction reporting requirements, and is vigorously defending against this litigation. The United States Department of Treasury is seeking to collect approximately $472,000, plus interest, in civil penalties. As of December 31, 1995, the outcome of this matter is not determinable. However, after consultation with legal counsel, management believes the ultimate effect on the Company will not be material in relation to its overall financial position.

         The Company is party to other litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising form such litigation and claims will not be material to the consolidated financial statements.

(13)     CONCENTRATIONS OF CREDIT

         All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Investments in state and municipal securities also involve governmental units within the Bank's market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loan to value ratios of no greater than 75%.

(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.

         Because no quoted market price exists for a significant portion of Brunswick Bancorp's financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management's best judgment with respect to current economic conditions. Many of those estimates involved uncertainties and matters of significant judgment and cannot be determined with precision.

         The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the value of Brunswick Bancorp taken as a whole. The disclosures do not address the value of recognized and unrecognized non-financial assets and liabilities or the value of future anticipated business.

         The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1995.

         Cash and Due from Banks and Federal Funds Sold
         The carrying amounts of cash and due from banks and Federal funds sold approximate fair value.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

         Investment Securities Held to Maturity
         Fair values of securities are based on quoted market prices.

         Loans

         For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans. Fair values of commercial real estate and commercial loans are estimated using discounted cash flows analyses, using interest rates currently being offered with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         Deposits

         The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (carrying amounts). The carrying amount of variable-rate savings and NOW accounts approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated by discounting estimated cash flows using current rates offered for deposits of similar remaining maturities.

         Other

         The estimated fair values of accrued interest receivable, accrued interest payable, debt (treasury tax and loan deposits), and other assets and liabilities are deemed to be equal to the amounts recognized in the consolidated statements of financial position.

         Off Balance-sheet Items

         The estimated fair values of commitments to extend credit and letters of credit would approximate fees currently charged to enter into similar agreements.

         The following table presents the carrying amounts and estimated fair values of financial instruments at December 31, 1995:

                                                              Carrying         Fair
                     (In thousands)                             Value          Value
                                                                -----          -----
         Financial assets
           Cash and due from banks                             $ 6,348        $ 6,348
           Federal funds sold                                   21,000         21,000
           Investment securities to be held to maturity         14,130         14,681
           Loans, net                                           45,541         46,190
           Accrued interest receivable                             810            810

         Financial liabilities
           Deposit liabilities                                  73,325         74,170
           Borrowed funds                                          368            368
           Accrued interest payable                                284            284

         Off-balance-sheet liability instruments
           Loan commitments                                        n/a             44
           Standby letters of credit                               n/a              9
           Commercial letters of credit                            n/a              1

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993


(15)     REGULATORY MATTERS

         The Federal Deposit Insurance Corporation has issued regulations classifying and defining capital for all banks into the following components: (1) Tier I capital which includes tangible shareholders' equity for common stock and certain perpetual preferred stock and (2) Tier II capital which includes a portion of the allowance for possible loan losses and preferred stock which does not qualify for Tier I capital.

         The regulators have implemented risk-based capital guidelines which require holding companies and banks to maintain certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk- adjusted assets). As of December 31, 1995, holding companies and banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual Tier 1 and Total capital ratios were 33.50% and 34.76%, respectively, as of December 31, 1995. The Bank's actual Tier 1 and total capital ratios were 27.29% and 28.55%, respectively, as of December 31, 1995. Additionally, the Company's leverage ratio at December 31, 1995 was 17.92%.

(16)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                       1995
                                       ----------------------------------------
                                        March      June    September   December
                                       ------     ------   ---------   --------
         Interest income               $1,852     $1,809     $1,808     $ 1,753
         Interest expense                 378        480        458         507
                                       ------     ------     ------     -------
              Net interest income       1,474      1,329      1,350       1,246
         Provision for loan
          losses                          175        125         50        (350)
                                       ------     ------     ------     -------
              Net interest income
               after provision for
               loan losses              1,299      1,204      1,300       1,596
         Non interest income              165        276        196         204
         Non interest expenses          1,046      1,135      1,139       1,008
                                       ------     ------     ------     -------
              Income before income
               taxes                      418        345        357         792
         Applicable income taxes          195        196        202         163
                                       ------     ------     ------     -------

         Net income                    $  223     $  149     $  155     $   629
                                       ======     ======     ======     =======

         Net income per share          $  .31     $  .21     $  .21     $   .87
                                       ======     ======     ======     =======

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                                        1994
                                       -----------------------------------------
                                        March      June    September    December
                                       ------     ------   ---------    --------
         Interest income               $1,432     $1,564     $1,581      $1,819
         Interest expense                 360        326        317         363
                                       ------     ------     ------      ------
              Net interest income       1,072      1,238      1,264       1,456
         Provision for loan
          losses                          150        165        135         (50)
                                       ------     ------     ------      ------
              Net interest income
               after provision for
               loan losses                922      1,073      1,129       1,506
         Non interest income              150        348        159         188
         Non interest expenses            830      1,082        929       1,031
                                       ------     ------     ------      ------
              Income before income
               taxes                      242        339        359         663
         Applicable income taxes           99        117        141         269
                                       ------     ------     ------      ------

         Net income                    $  143     $  222     $  218      $  394
                                       ======     ======     ======      ======

         Net income per share          $  .20     $  .31     $  .30      $  .54
                                       ======     ======     ======      ======

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

(17)     CONDENSED FINANCIAL INFORMATION OF BRUNSWICK BANCORP (PARENT ONLY)

         Balance Sheets

                                                                     December 31,
                                                             -------------------------
                                                                1995           1994
                                                             -----------   -----------
         Assets
         Cash in banks - demand deposits with
          the Bank                                           $   380,810   $   159,750
         Investments - certificate of deposit
          with the Bank                                          467,059       447,888
         Investment in the Bank                               13,639,388    12,718,224
         Other real estate owned                               3,474,455     3,397,750
         Accrued interest receivable and other assets             11,068        74,711
                                                             -----------   -----------

                                                             $17,972,780   $16,798,323
                                                             ===========   ===========

         Liabilities and Stockholders' Equity
         Accrued expenses, taxes, and other liabilities      $    82,700   $    59,300
         Common stock - par value $2 per share - 3,000,000
          shares authorized, 721,920 and 601,770 issued
          at December 31, 1995 and 1994, respectively          1,443,840     1,203,540
         Additional paid-in-capital                            4,284,804     2,722,854
         Retained earnings                                    12,161,436    12,812,629
                                                             -----------   -----------
                                                              17,890,080    16,739,023

                                                             $17,972,780   $16,798,323
                                                             ===========   ===========

         Statements of Income
                                                        Year Ended December 31,
                                                  ----------------------------------
                                                    1995          1994        1993
                                                  ----------    --------    --------
         Interest income                          $   22,796    $ 23,566    $ 46,686
         Dividends from subsidiary                   197,518           -           -
         Other income                                 34,231       7,446       5,035
         Other expenses                              (11,452)    (13,927)    (17,747)
                                                  ----------    --------    --------
              Income before income taxes and
               equity in undistributed net
               income of subsidiary                  243,093      17,085      33,974
         Applicable income tax                         8,100     (20,163)     13,700
                                                  ----------    --------    --------
              Income before equity in undistri-
               buted net income of subsidiary        234,993      37,248      20,274
         Equity in undistributed net income
          of the Bank                                921,164     939,924     681,210
                                                  ----------    --------    --------

              Net income                          $1,156,157    $977,172    $701,484
                                                  ==========    ========    ========

         Net income per share common stock        $     1.60    $   1.35    $    .97
                                                  ==========    ========    ========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993

         Statements of Cash Flows

                                                          Year Ended December 31,
                                                  ------------------------------------
                                                     1995          1994        1993
                                                  ----------    ---------    ---------
         Cash flows from operating activities
              Net income                          $1,156,157    $ 977,172    $ 701,484
         Adjustments to reconcile net income
          to cash provided by operating
          activities
              (Increase) decrease in other
               assets                                 63,643      (65,265)       1,859
              Increase (decrease) in other
               liabilities                            23,400       47,407      (18,465)
              Equity in undistributed income
               of the Bank                          (921,164)    (939,924)    (681,210)
                                                  ----------    ---------    ---------


         Cash provided by operating activities       322,036       19,390        3,668

         Cash flows from investing activities
              Net decrease in loans                        -      134,700            -
              Net (increase) decrease in
               certificates of deposit               (19,171)     (17,073)     505,835
              Acquisition of other real estate
               owned                                 (76,705)           -     (528,875)
                                                  ----------    ---------    ---------

              Cash provided by (used in)
               investing activities                  (95,876)     117,627      (23,040)

         Cash flows from financing activities
              Cash dividends paid                     (5,100)      (4,530)           -
                                                  ----------    ---------    ---------

              Cash used in financing activities       (5,100)      (4,530)           0
                                                  ----------    ---------    ---------

         Increase (decrease) in cash                 221,060      132,487      (19,372)
         Cash and cash equivalents, beginning
          of year                                    159,750       27,263       46,635
                                                  ----------    ---------    ---------

         Cash and cash equivalents, end of
          year                                    $  380,810    $ 159,750    $  27,263
                                                  ==========    =========    =========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities.

                                EXHIBIT INDEX
                                -------------



         Exhibit
            No.                       Description
        ---------                     -----------

          (3)  (a)      Certificate of Incorporation of Brunswick Bancorp.
                        Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985. (Exhibit III)

               (b) By-laws of Brunswick Bancorp. Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985. (Exhibit IV)

         (10) Non-qualified Deferred Compensation Plan dated as of December 5, 1995. (Exhibit V)

         (21) Subsidiaries of Brunswick Bancorp. Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985. (Exhibit VI)

         (27)           Financial Data Schedule. (Exhibit VII)