Form 10-Q
period 1996-03-31
BRUNSWICK BANCORP
filed 1996-05-09
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

   Quarter ended March 31, 1996                 Commission file number 0-14403


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


 COMMON STOCK, PAR VALUE $2.00                         721,920 SHARES
 -----------------------------                         --------------
         (Class of Stock)                     (Outstanding at March 31, 1996

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

                     BRUNSWICK BANCORP AND SUBSIDIARIES



                                  I N D E X




                                                                   P A G E
                                                                   -------
PART I - FINANCIAL INFORMATION
- ------------------------------

 Item 1. Financial Statements (Unaudited):

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                       1

           Consolidated Statements of Income
           Three Months Ended March 31, 1996, 1995 and 1994           2

           Consolidated Statements of Stockholders' Equity
           Three Months Ended March 31, 1996, 1995 and 1994           3

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996, 1995 and 1994           4

           Notes to Consolidated Financial Statements                5-6

 Item 2. Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                     7-8


PART II - OTHER INFORMATION
- ---------------------------

 Item 6. Exhibits and Reports on Form 8-K                             9


 Signatures                                                          10

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                         MAR 31                  DEC 31
                                                                           1996                    1995
                                                                           ----                    ----
ASSETS:
   Cash and due from banks                                          $ 5,439,334             $ 6,348,014
   Federal funds sold                                                25,000,000              21,000,000
   Investment securities                                             14,042,242              14,129,902

   Loans                                                             48,213,848              46,408,294
   Less allowance for credit losses                                     939,374                 867,189
                                                                     ----------              ----------

      Net loans                                                      47,274,474              45,541,105

   Premises and equipment                                               828,793                 769,788
   Other real estate owned                                            4,019,323               3,613,007
   Accrued interest receivable and other assets                         866,216               1,035,620
                                                                     ----------              ----------

      NET ASSETS                                                    $97,470,382             $92,437,436
                                                                     ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
    Deposits:
     Demand deposits                                                $26,225,320             $24,290,027
     NOW accounts                                                    18,058,127              13,663,887
     Savings deposits                                                14,472,196              14,412,413
     Time deposits                                                   19,309,725              20,958,897
                                                                     ----------              ----------

      Total deposits                                                 78,065,368              73,325,224
   Borrowed funds                                                       378,242                 368,247
   Accrued expenses and other liabilities                               995,061                 853,885
                                                                     ----------              ----------

      Total liabilities                                              79,438,671              74,547,356
                                                                     ----------              ----------

   Stockholders' equity:
    Common stock, par value $2.00:
     Authorized 3,000,000 shares;
     issued 721,920 shares                                            1,443,840               1,443,840
    Surplus                                                           4,284,804               4,284,804
    Retained earnings                                                12,303,067              12,161,436
                                                                     ----------              ----------

      Total stockholders' equity                                     18,031,711              17,890,080
                                                                     ----------              ----------


      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $97,470,382             $92,437,436
                                                                     ==========              ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 1996, 1995 AND 1994
                                   UNAUDITED


                                                                           1996                    1995                    1994
                                                                           ----                    ----                    ----
INTEREST INCOME:
   Interest and fees on loans                                        $1,129,913              $1,254,617              $1,013,451
   Interest on investment securities:
    Taxable                                                             232,397                 343,633                 216,853
    Exempt from Federal income tax                                        3,031                   3,892                   4,687
   Interest on Federal funds sold                                       295,025                 249,756                 197,285
   Interest on deposits with bank                                             -                       -                     516
                                                                      ---------               ---------               ---------

      Total interest income                                           1,660,366               1,851,898               1,432,792
                                                                      ---------               ---------               ---------

INTEREST EXPENSE:
   Interest on deposits                                                 482,625                 372,853                 357,321
   Interest on borrowed funds                                             4,200                   5,342                   3,074
                                                                      ---------               ---------               ---------

      Total interest expense                                            486,825                 378,195                 360,395
                                                                      ---------               ---------               ---------


Net interest income                                                   1,173,541               1,473,703               1,072,397
Provision for credit losses                                              75,000                 175,000                 150,000
                                                                      ---------               ---------               ---------

Net interest income after
 provision for credit losses                                          1,098,541               1,298,703                 922,397
                                                                      ---------               ---------               ---------

NON-INTEREST INCOME:
   Service fees                                                         168,033                 165,620                 149,948
   Other non-interest income                                             24,035                       -                       -
                                                                      ---------               ---------               ---------

      Total non-interest income                                         192,068                 165,620                 149,948
                                                                      ---------               ---------               ---------

NON-INTEREST EXPENSES:
   Salaries and wages                                                   442,654                 353,792                 332,924
   Employee benefits                                                    110,283                  79,044                  75,320
   Occupancy                                                            165,029                 156,928                 143,808
   Furniture and equipment                                               35,771                  33,263                  42,360
   Other non-interest expenses                                          281,354                 423,458                 235,948
                                                                      ---------               ---------               ---------

      Total non-interest expenses                                     1,035,091               1,046,485                 830,360
                                                                      ---------               ---------               ---------

Income before income taxes                                              255,518                 417,838                 241,985
Income tax expense                                                      113,887                 194,973                  99,293
                                                                      ---------               ---------               ---------

NET INCOME                                                           $  141,631              $  222,865              $  142,692
                                                                      =========               =========               =========

NET INCOME PER SHARE                                                 $      .20              $      .31              $      .20
                                                                      =========               =========               =========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1996, 1995 AND 1994
                                   UNAUDITED




                                       COMMON                                       RETAINED
                                       STOCK                  SURPLUS               EARNINGS                  TOTAL
                                       -----                  -------               --------                  -----
Balance
     Dec. 31, 1993                  $1,003,252              $1,420,982             $13,342,147             $15,766,381

     Net income                              -                       -                 142,692                 142,692
                                     ---------               ---------              ----------              ----------
Balance
     March 31, 1994                 $1,003,252              $1,420,982             $13,484,839             $15,909,073
                                     =========               =========              ==========              ==========


Balance
     Dec. 31, 1994                  $1,203,540              $2,722,854             $12,812,629             $16,739,023

     Net income                              -                       -                 222,865                 222,865
                                     ---------               ---------              ----------              ----------
Balance
     March 31, 1995                 $1,203,540              $2,722,854             $13,035,494             $16,961,888
                                     =========               =========              ==========              ==========

Balance
     Dec. 31, 1995                  $1,443,840              $4,284,804             $12,161,436             $17,890,080

     Net income                              -                       -                 141,631                 141,631
                                     ---------               ---------              ----------              ----------
Balance
     March 31, 1996                 $1,443,840              $4,284,804             $12,303,067             $18,031,711
                                     =========               =========              ==========              ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1996, 1995 AND 1994
                                   UNAUDITED

                                                        1996                    1995                    1994
                                                        -----                   -----                   ----
OPERATING ACTIVITIES:
Net income                                         $  141,631             $   222,865             $   142,692
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                          75,000                 175,000                 150,000
  Depreciation and amortization                        24,972                  23,902                  27,124
  Net accretion of securities
   discounts                                      (    13,808)          (     175,965)           (    116,557)
  (Increase) decrease in interest
   receivable and other assets                        169,404                  99,069            (    195,423)
  (Increase) decrease in interest
   payable and other liabilities                      141,176                 165,301                  73,252
                                                    ---------              ----------              ----------

            NET CASH PROVIDED BY
             OPERATING ACTIVITIES                     538,375                 510,172                  81,088
                                                    ---------              ----------              ----------

INVESTING ACTIVITIES:
 Net (increase) decrease in
   Federal funds sold                            (  4,000,000)             10,200,000               3,500,000
 Proceeds from maturities of
   investment securities                            7,000,000                       -               6,000,000
 Return of capital on invest-
   ment securities                                     66,468                  40,742                 646,051
 Purchase of investment securities               (  6,965,000)                      -            (  3,123,750)
 Net (increase) decrease in loans                (  2,214,685)                107,274            (  1,368,172)
 Capital acquisitions                            (     83,977)                      -            (     23,220)
                                                   ----------              ----------              ----------

            NET CASH PROVIDED BY
             INVESTING ACTIVITIES                (  6,197,194)             10,348,016               5,630,909
                                                   ----------              ----------              ----------

FINANCING ACTIVITIES:
 Net increase (decrease) in
  demand deposits                                   1,935,293               2,159,002            (  1,300,581)
 Net increase (decrease) in
  NOW accounts                                      4,394,240            (  5,466,582)           (  2,158,753)
 Net increase (decrease) in
  savings deposits                                     59,783                  87,108                 452,007
 Net increase (decrease) in
  time deposits                                  (  1,649,172)           (  7,919,570)           (  4,779,674)
 Net increase (decrease) in
  borrowed funds                                        9,995            (    438,750)           (     48,596)
                                                   ----------              ----------              ----------

            NET CASH USED BY FINANCING
             ACTIVITIES                             4,750,139            ( 11,578,792)           (  7,835,597)
                                                   ----------              ----------              ----------

Increase (decrease) in cash and
 cash equivalents                                (    908,680)           (    720,604)           (  2,123,600)
Cash and Cash equivalents at
 January 1                                          6,348,014               4,072,796               7,671,794
                                                   ----------              ----------              ----------

Cash and Cash equivalents at
 March 31                                         $ 5,439,334             $ 3,352,192             $ 5,548,194
                                                   ==========              ==========              ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   UNAUDITED


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



NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                             MARCH 31, 1996
                                                  BOOK VALUE               MARKET VALUE
                                                  ----------               ------------
U.S. Treasury                                     $11,985,116             $11,962,530
U.S. Government Agencies                              524,266                 907,599
States and political subdivisions                     140,264                 140,264
Other securities                                    1,392,596               1,441,575
                                                   ----------              ----------

                                                  $14,042,242             $14,451,968
                                                   ==========              ==========


                                                            DECEMBER 31, 1995
                                                   BOOK VALUE              MARKET VALUE
                                                   ----------              ------------
U.S. Treasury                                     $ 5,014,099             $ 5,041,250
U.S. Government Agencies                            7,572,316               8,038,199
States and political subdivisions                     151,564                 151,564
Other securities                                    1,391,923               1,449,505
                                                   ----------              ----------

                                                  $14,129,902             $14,680,518
                                                   ==========              ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:

                                                   MARCH 31               DECEMBER 31
                                                     1996                     1995
                                                  -----------             -----------
Commercial loans                                  $21,357,187             $19,233,053
Real estate loans                                  25,816,710              26,109,107
Consumer loans                                      1,122,096               1,120,594
                                                   ----------              ----------

                                                   48,295,993              46,462,754
Less:
  Allowance for credit losses                         939,374                 867,189
  Unearned income                                      82,145                  54,460
                                                   ----------              ----------

                                                  $47,274,474             $45,541,105
                                                   ==========              ==========




NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                   MARCH 31               DECEMBER 31
                                                     1996                     1995
                                                  -----------             -----------
Land                                              $   300,705             $   300,705
Buildings                                             562,049                 562,049
Leasehold improvements                                 89,071                 284,456
Equipment                                             674,678                 635,739
                                                   ----------              ----------

                                                    1,626,503               1,782,949
Less accumulated depreciation
 and amortization                                     797,710               1,013,161
                                                   ----------              ----------

                                                  $   828,793             $   769,788
                                                   ==========              ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 1996


The most significant change in the Corporation's Balance Sheet since December 31, 1995 is the increase in deposits of approximately $4,700,000. Most of this increase occurred in Public Funds NOW accounts.

As a result of this increase in deposits, Federal funds sold increased by $4,000,000.

Also noteworthy is an increase of approximately $72,000 in the allowance for credit losses which resulted mainly from $75,000 in credit loss provisions. At March 31, 1996, the allowance for credit losses represented 1.9% of total loans and 14.7% of past due and nonaccrual loans.

The results of operations for the first quarters of 1996, compared to the same period of 1995, show an decrease in income before taxes of approximately $162,000. The main reason for this decrease is a $300,000 decrease in net interest income offset by a decrease in the provision for credit losses of $100,000. The decrease in net interest income is analyzed in detail on page 8.

The $24,000 of other non-interest income reported for the first quarter of the current year represents rental income on properties acquired through foreclosure net of applicable expenses. During the first quarter of 1995, expenses exceeded rental income and the resulting net expenses is included in other non-interest expenses for that period.

Salaries, wages and employee benefits increased by $89,000 because of increases in base salaries and wages and additions to staff. Employee benefits increased by $31,000 mainly because of $30,000 in contributions to a recently implemented deferred compensation plan.

Other non-interest expenses decreased by $142,000. The two largest components of this decrease are a decrease in advertising expense of $69,000 and a decrease in our FDIC assessment of $42,000.

Because of conservatism and the resulting asset quality, the Corporation's capital position continues to be one of its strong points. At March 31, 1996 and December 31, 1995, the risk-based capital ratios were 33.2% and 34.8%, both of which are well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                      BRUNSWICK BANCORP AND SUBSIDIARIES
                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                (IN THOUSANDS)




                                                          Increase (Decrease) Due to Changes in

                                                   Volume                 Rates                   Total
                                                   ------                 -----                   -----
Three Months Ended March 31, 1996
            Versus
Three Months Ended March 31, 1995
- ---------------------------------
Interest income on:
  Loans                                             $   4                 ($ 128)                 ($ 124)
  Investment securities                            (  103)                (    9)                 (  112)
  Federal funds sold                                   66                 (   21)                     45
                                                     ----                   ----                    ----


     Total interest income                         (   33)                (  158)                 (  191)
                                                     ----                   ----                    ----

Interest expense on:
  Deposits                                             24                     86                     110
  Borrowed funds                                   (    3)                     2                  (    1)
                                                     ----                   ----                    ----

     Total interest expense                            21                     88                     109
                                                     ----                   ----                    ----

     Net interest income                           ($  54)                ($ 246)                 ($ 300)
                                                     ====                   ====                    ====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three month period ended March 31, 1996.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                       BRUNSWICK BANCORP AND SUBSIDIARIES




      5/6/96                                        /s/ Carmen J. Gumina
   ---------------                                  -------------------------
       Date                                         Carmen J. Gumina
                                                    President




      5/6/96                                        /s/ Thomas Fornale
   ---------------                                  -------------------------
       Date                                         Thomas Fornale
                                                    Treasurer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule