Form 10-Q
period 1996-06-30
BRUNSWICK BANCORP
filed 1996-07-26
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended June 30, 1996                       Commission file number 0-14403


                                BRUNSWICK BANCORP

             (Exact Name of Registrant as Specified in its Charter)

         NEW JERSEY                                    22-2610694

(State of Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)

         NEW BRUNSWICK, NEW JERSEY                      08901
(Address of principal executive offices)             (Zip Code)

                                 (908) 247-5800
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

COMMON STOCK, PAR VALUE $2.00                            721,920 SHARES
         (Class of Stock)                        (Outstanding at June 30, 1996)

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                    I N D E X

                                                                                                         P A G E
                                                                                                         -------

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

                  Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995                                                        1

                  Consolidated Statements of Income
                  Six Months Ended June 30, 1996, 1995 and 1994                                              2

                  Consolidated Statements of Income
                  Quarters Ended June 30, 1996, 1995 and 1994                                                3

                  Consolidated Statements of Stockholders' Equity
                  Six Months Ended June 30, 1996, 1995 and 1994                                              4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996, 1995 and 1994                                              5

                  Notes to Consolidated Financial Statements                                                6-7

 Item 2. Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                                               8-9

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                                                   10


 Signatures                                                                                                 11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                              JUNE 30           DEC 31
                                                               1996              1995
                                                               ----              ----
ASSETS:
    Cash and due from banks                                $ 4,676,095       $ 6,348,014
    Federal funds sold                                      21,900,000        21,000,000
    Investment securities                                   13,989,370        14,129,902
    Loans                                                   51,922,729        46,408,294
    Less allowance for credit losses                         1,074,374           867,189
                                                           -----------       -----------

           Net loans                                        50,848,355        45,541,105

    Premises and equipment                                     972,413           769,788
    Other real estate owned                                  4,098,186         3,613,007
    Accrued interest receivable and other assets             1,015,280         1,035,620
                                                           -----------       -----------

           NET ASSETS                                      $97,499,699       $92,437,436
                                                           ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
     Deposits:
      Demand deposits                                      $24,768,848       $24,290,027
      NOW accounts                                          17,334,196        13,663,887
      Savings deposits                                      14,003,489        14,412,413
      Time deposits                                         21,813,216        20,958,897
                                                           -----------       -----------
           Total deposits                                   77,919,749        73,325,224
    Borrowed funds                                             533,986           368,247
    Accrued expenses and other liabilities                     818,545           853,885
                                                           -----------       -----------

           Total liabilities                                79,272,280        74,547,356
                                                           -----------       -----------

    Stockholders' equity:
     Common stock, par value $2.00:
      Authorized 3,000,000 shares;
      issued 721,920 shares                                  1,443,840         1,443,840
     Surplus                                                 4,284,804         4,284,804
     Retained earnings                                      12,498,775        12,161,436
                                                           -----------       -----------
           Total stockholders' equity                       18,227,419        17,890,080
                                                           -----------       -----------


           TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $97,499,699       $92,437,436
                                                           ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  SIX MONTHS ENDED JUNE 30, 1996, 1995 AND 1994
                                    UNAUDITED

                                                1996             1995             1994
                                                ----             ----             ----
INTEREST INCOME:
    Interest and fees on loans               $2,510,764       $2,435,429       $2,142,966
    Interest on investment securities:
     Taxable                                    436,321          686,494          410,162
     Exempt from Federal income tax               5,837            7,575            9,181
    Interest on Federal funds sold              563,321          531,415          433,509
    Interest on deposits with banks                --               --                516
                                             ----------       ----------       ----------

           Total interest income              3,516,243        3,660,913        2,996,334
                                             ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                        967,166          847,509          679,455
    Interest on borrowed funds                    6,593           10,821            6,937
                                             ----------       ----------       ----------

           Total interest expense               973,759          858,330          686,392
                                             ----------       ----------       ----------


Net interest income                           2,542,484        2,802,583        2,309,942
Provision for credit losses                     210,000          300,000          315,000
                                             ----------       ----------       ----------

Net interest income after
 provision for credit losses                  2,332,484        2,502,583        1,994,942
                                             ----------       ----------       ----------

NON-INTEREST INCOME:

    Service fees                                349,712          440,264          339,572
    Other non-interest income                    34,651            1,500          157,979
                                             ----------       ----------       ----------

           Total non-interest income            384,363          441,764          497,551
                                             ----------       ----------       ----------

NON-INTEREST EXPENSES:
    Salaries and wages                          891,709          748,393          675,761
    Employee benefits                           223,475          156,454          144,185
    Occupancy                                   341,630          299,489          298,601
    Furniture and equipment                      78,821           78,418           88,117
    Other non-interest expenses                 592,237          899,441          705,249
                                             ----------       ----------       ----------

           Total non-interest expenses        2,127,872        2,182,195        1,911,913
                                             ----------       ----------       ----------

Income before income taxes                      588,975          762,152          580,580
Income tax expense                              251,636          390,756          215,944
                                             ----------       ----------       ----------

NET INCOME                                   $  337,339       $  371,396       $  364,636
                                             ==========       ==========       ==========


NET INCOME PER SHARE                         $      .47       $      .62       $      .61
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   QUARTERS ENDED JUNE 30, 1996, 1995 AND 1994
                                    UNAUDITED

                                                1996             1995             1994
                                                ----             ----             ----
INTEREST INCOME:
    Interest and fees on loans               $1,380,851       $1,180,812       $1,129,515
    Interest on investment securities:
     Taxable                                    203,924          342,861          193,309
     Exempt from Federal income tax               2,806            3,683            4,494
    Interest on Federal funds sold              268,296          281,659          236,224
    Interest on deposits with banks                --               --               --
                                             ----------       ----------       ----------

           Total interest income              1,855,877        1,809,015        1,563,542
                                             ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                        484,541          474,656          322,134
    Interest on borrowed funds                    2,393            5,479            3,863
                                             ----------       ----------       ----------

           Total interest expense               486,934          480,135          325,997
                                             ----------       ----------       ----------


Net interest income                           1,368,943        1,328,880        1,237,545
Provision for credit losses                     135,000          125,000          165,000
                                             ----------       ----------       ----------

Net interest income after
 provision for credit losses                  1,233,943        1,203,880        1,072,545
                                             ----------       ----------       ----------

NON-INTEREST INCOME:
    Service fees                                181,679          274,644          189,624
    Other non-interest income                    10,616            1,500          157,979
                                             ----------       ----------       ----------

           Total non-interest income            192,295          276,144          347,603
                                             ----------       ----------       ----------

NON-INTEREST EXPENSES:
    Salaries and wages                          449,055          394,601          342,837
    Employee benefits                           113,192           77,410           68,865
    Occupancy                                   176,601          142,561          154,793
    Furniture and equipment                      43,050           45,155           45,757
    Other non-interest expenses                 310,883          475,983          469,301
                                             ----------       ----------       ----------

           Total non-interest expenses        1,092,781        1,135,710        1,081,553
                                             ----------       ----------       ----------

Income before income taxes                      333,457          344,314          338,595
Income tax expense                              137,749          195,783          116,651
                                             ----------       ----------       ----------

NET INCOME                                   $  195,708       $  148,531       $  221,944
                                             ==========       ==========       ==========


NET INCOME PER SHARE                         $      .27       $      .21       $      .31
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 1996, 1995 AND 1994
                                    UNAUDITED

                           COMMON                            RETAINED
                           STOCK            SURPLUS          EARNINGS            TOTAL
                           -----            -------          --------            -----

Balance
    Dec. 31, 1993       $ 1,003,252       $ 1,420,982       $13,342,147       $15,766,381

    Net income                 --                --             364,636           364,636
                        -----------       -----------       -----------       -----------
Balance
    June 30, 1994       $ 1,003,252       $ 1,420,982       $13,706,783       $16,131,017
                        ===========       ===========       ===========       ===========


Balance
    Dec. 31, 1994       $ 1,203,540       $ 2,722,854       $12,812,629       $16,739,023

    Net income                 --                --             371,396           371,396
                        -----------       -----------       -----------       -----------
Balance
    June 30, 1995       $ 1,203,540       $ 2,722,854       $13,184,025       $17,110,419
                        ===========       ===========       ===========       ===========
Balance
  Dec. 31, 1995         $ 1,443,840       $ 4,284,804       $12,161,436       $17,890,080

      Net income               --                --             337,339           337,339
                        -----------       -----------       -----------       -----------
Balance
    June 30, 1996       $ 1,443,840       $ 4,284,804       $12,498,775       $18,227,419
                        ===========       ===========       ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1996, 1995 AND 1994
                                    UNAUDITED

                                                1996                1995                1994
                                                ----                ----                ----
OPERATING ACTIVITIES:
Net income                                  $    337,339        $    371,396        $    364,636
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                    210,000             300,000             315,000
    Depreciation and amortization                 53,775              47,809              54,250
    Net accretion of securities
     discounts                                   (37,106)           (351,586)           (150,565)
    (Increase) decrease in interest
   receivable and other assets                    20,340              83,897            (240,236)
    Increase (decrease) in interest
     payable and other liabilities               (35,340)            191,892             145,863
                                            ------------        ------------        ------------

           NET CASH PROVIDED BY
            OPERATING ACTIVITIES                 549,008             643,408             488,948
                                            ------------        ------------        ------------

INVESTING ACTIVITIES:
 Net (increase) decrease in
    Federal funds sold                          (900,000)         14,600,000          10,200,000
 Proceeds from maturities of
    investment securities                      7,000,000                --            10,000,000
 Return of capital on invest-
    ment securities                              142,638              93,031             844,956
 Purchase of investment securities            (6,965,000)               --            (7,362,500)
 Net (increase) decrease in loans             (6,002,429)          1,954,716          (2,150,508)
 Capital acquisitions                           (256,400)               --               (23,220)
                                            ------------        ------------        ------------
           NET CASH PROVIDED BY (USED
            IN) INVESTING ACTIVITIES          (6,981,191)         16,647,747          11,508,728
                                            ------------        ------------        ------------
FINANCING ACTIVITIES:
 Increase (decrease) in:
    Demand deposits                              478,821            (393,483)           (221,504)
    NOW accounts                               3,670,309          (7,057,518)         (6,485,705)
    Savings deposits                            (408,924)           (249,754)            436,756
    Time deposits                                854,319          (9,461,235)         (6,185,585)
    Borrowed funds                               165,739             (12,893)            (75,332)
                                            ------------        ------------        ------------
           NET CASH PROVIDED BY (USED
            IN) FINANCING ACTIVITIES           4,760,264         (17,174,883)        (12,531,370)
                                            ------------        ------------        ------------
Increase (decrease) in cash and cash
 equivalents                                  (1,671,919)            116,272            (533,694)
Cash and Cash equivalents at
 January 1                                     6,348,014           4,072,796           7,671,794
                                            ------------        ------------        ------------
Cash and Cash equivalents at
 June 30                                    $  4,676,095        $  4,189,068        $  7,138,100
                                            ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    UNAUDITED

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

           NOTE 2
           INVESTMENT SECURITIES

           The following is a comparative summary of the book values and estimated market values of investment securities:

                                                           JUNE 30, 1996
                                                   BOOK VALUE        MARKET VALUE
                                                   ----------        ------------
           U.S. Treasury                           $11,992,532       $11,960,620
           U.S. Government Agencies                    474,832           781,950
           States and political subdivisions           128,737           128,737
           Other securities                          1,393,269         1,432,575
                                                   -----------       -----------

                                                   $13,989,370       $14,303,882
                                                   ===========       ===========


                                                         DECEMBER 31, 1995
                                                   BOOK VALUE        MARKET VALUE
                                                   ----------        ------------
           U.S. Treasury                           $ 5,014,099       $ 5,041,250
           U.S. Government Agencies                  7,572,316         8,038,199
           States and political subdivisions           151,564           151,564
           Other securities                          1,391,923         1,449,505
                                                   -----------       -----------

                                                   $14,129,902       $14,680,518
                                                   ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    UNAUDITED

           NOTE 3
           NET LOANS

           The composition of net loans is as follows:

                                                 JUNE 30         DECEMBER 31
                                                  1996              1995
                                               -----------       -----------
           Commercial loans                    $24,812,124       $19,233,053
           Real estate loans                    26,030,958        26,109,107
           Consumer loans                        1,151,743         1,120,594
                                               -----------       -----------

                                                51,994,825        46,462,754
           Less:

             Allowance for credit losses         1,074,374           867,189
             Unearned income                        72,096            54,460
                                               -----------       -----------

                                               $50,848,355       $45,541,105
                                               ===========       ===========




           NOTE 4
           PREMISES AND EQUIPMENT

           The major components of premises and equipment are as follows:

                                                 JUNE 30        DECEMBER 31
                                                  1996             1995
                                               ----------       ----------
           Land                                $  300,705       $  300,705
           Buildings                              562,049          562,049
           Leasehold improvements                  89,071          284,456
           Equipment                              828,682          635,739
                                               ----------       ----------

                                                1,780,507        1,782,949
           Less accumulated depreciation
            and amortization                      808,094        1,013,161
                                               ----------       ----------

                                               $  972,413       $  769,788
                                               ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996

The most significant change in the Corporation's Balance Sheet since December 31, 1995 are the increases in loans and deposits of approximately $5,500,000 and $4,600,000, respectively. The increase in loans was the result of intense commercial lending activity. Most of the increase in deposits occurred in Public Funds NOW accounts.

Also noteworthy is an increase of approximately $207,000 in the allowance for credit losses which resulted mainly from $210,000 in credit loss provisions. At June 30, 1996 the allowance for credit losses represented 2.1% of total loans and 23.3% of past due and nonaccrual loans.

The results of operations for the first half of 1996, compared to the same period of 1995, show a decrease in income before taxes of approximately $173,000. The main reason for this decrease is a $260,000 decrease in net interest income offset by a decrease in the provision for credit loses of $90,000. The decrease in net interest income is analyzed on page 9.

Service fee income decreased by $91,000 because of decreases in trust service fees and credit card application fees of $48,000 and $39,000, respectively.

The $35,000 of other non-interest income reported for the frist half of the current year represents rental income on properties acquired through foreclosure net of applicable expenses. During the first half of 1996 expenses exceeded rental income, and the resulting net expenses are included in other non-interest expenses for that period.

Salaries and wages increased by $143,000 because of increases in base salaries and wages and additions to staff. Employee benefits increased by $67,000 mainly because of $60,000 in contributions to a recently implemented deferred compensation plan.

Other non-interest expenses decreased by $307,000. The main reason for this decrease is that during the first half of 1996, a $170,000 provision was recorded for a civil penalty initiated by the United States Treasury Department. The next two largest components of this decrease are a decrease in advertising expense of $75,000 and a decrease in our FDIC assessment of $86,000.

Because of conservatism and the resulting asset quality, the Corporation's capital position continues to be one of its strong points. At June 30, 1996 and December 31, 1995, the total risk-based capital ratios were 31.7% and 34.8%, both of which are well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                                 Increase (Decrease) Due to Changes in

                                                    Volume       Rates         Total
                                                    ------       -----         -----
Six Months Ended June 30, 1996
                 Versus
Six Months Ended June 30, 1995
Interest income on:
    Loans                                             $ 175        ($ 99)       $  76
    Investment securities                              (228)         (24)        (252)
    Federal funds sold                                   87          (55)          32
                                                      -----        -----        -----

           Total interest income                         34         (178)        (144)
                                                      -----        -----        -----

Interest expense on:
    Deposits                                             25           95          120
    Borrowed funds                                       (6)           2           (4)
                                                      -----        -----        -----

           Total interest expense                        19           97          116
                                                      -----        -----        -----

           Net interest income                        $  15        ($275)       ($260)
                                                      =====        =====        =====


Quarter Ended June 30, 1996
                 Versus

Quarter Ended June 30, 1995 Interest income on:
    Loans                                             $ 169        $  31        $ 200
    Investment securities                              (123)         (16)        (139)
    Federal funds sold                                   21          (35)         (14)
                                                      -----        -----        -----

           Total interest income                         67          (20)          47
                                                      -----        -----        -----

Interest expense on:
    Deposits                                              1            9           10
    Borrowed funds                                       (3)        --             (3)
                                                      -----        -----        -----

           Total interest expense                        (2)           9            7
                                                      -----        -----        -----

           Net interest income                        $  69        ($ 29)       $  40
                                                      =====        =====        =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K

           The Corporation filed no Form 8-K during the three month period ended June 30, 1996.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES


            July 19, 1996               /s/ Carmen J. Gumina
            -------------               --------------------
            Date                        Carmen J. Gumina
                                        President


            July 19, 1996               /s/ Thomas Fornale
            -------------               --------------------
            Date                        Thomas Fornale
                                        Treasurer

                                EXHIBIT INDEX


Exhibit No.                                   Description


    27                                    Financial Data Schedule