Form 10-Q
period 1996-09-30
BRUNSWICK BANCORP
filed 1996-10-29
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------

Quarter ended September 30, 1996                  Commission file number 0-14403


                                BRUNSWICK BANCORP
             (Exact Name of Registrant as Specified in its Charter)

                               -----------------

           NEW JERSEY                                          22-2610694
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)


      NEW BRUNSWICK, NEW JERSEY                                    08901
Address of principal executive offices)                         (Zip Code)


                                 (908) 247-5800
               (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


COMMON STOCK, PAR VALUE $2.00                          721,920 SHARES
       (Class of Stock)                      (Outstanding at September 30, 1996)

                               -----------------

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES


                                    I N D E X




                                                                         P A G E
                                                                         -------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

           Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995                           1

           Consolidated Statements of Income
           Nine Months Ended September 30, 1996, 1995 and 1994                2

           Consolidated Statements of Income
           Quarters Ended September 30, 1996, 1995 and 1994                   3

           Consolidated Statements of Stockholders' Equity
           Nine Months Ended September 30, 1996, 1995 and 1994                4

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1996, 1995 and 1994                5

           Notes to Consolidated Financial Statements                       6-7

 Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                             8-9


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                     10


 Signatures                                                                   11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                SEP 30            DEC 31
                                                                 1996              1995
                                                                 ----              ----
ASSETS:
    Cash and due from banks                                  $ 5,875,798       $ 6,348,014
    Federal funds sold                                        18,100,000        21,000,000
    Investment securities                                     13,934,832        14,129,902

    Loans                                                     50,751,392        46,408,294
    Less allowance for credit losses                           1,119,409           867,189
                                                             -----------       -----------

           Net loans                                          49,631,983        45,541,105

    Premises and equipment                                       939,748           769,788
    Other real estate owned                                    4,294,523         3,613,007
    Accrued interest receivable and other assets                 759,119         1,035,620
                                                             -----------       -----------

           TOTAL ASSETS                                      $93,536,003       $92,437,436
                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
     Deposits:
      Demand deposits                                        $24,486,005       $24,290,027
      NOW accounts                                            14,934,481        13,663,887
      Savings deposits                                        13,146,484        14,412,413
      Time deposits                                           21,139,354        20,958,897
                                                             -----------       -----------

           Total deposits                                     73,706,324        73,325,224
    Borrowed funds                                               523,620           368,247
    Accrued expenses and other liabilities                       893,287           853,885
                                                             -----------       -----------

           Total liabilities                                  75,123,231        74,547,356
                                                             -----------       -----------
    Stockholders' equity:
     Common stock, par value $2.00:
      Authorized 3,000,000 shares;
      issued 721,920 shares                                    1,443,840         1,443,840
     Surplus                                                   4,284,804         4,284,804
     Retained earnings                                        12,684,128        12,161,436
                                                             -----------       -----------

           Total stockholders' equity                         18,412,772        17,890,080
                                                             -----------       -----------

           TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $93,536,003       $92,437,436
                                                             ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                    UNAUDITED


                                                   1996             1995             1994
                                                   ----             ----             ----
INTEREST INCOME:
    Interest and fees on loans               $3,791,718       $3,653,721       $3,292,920
    Interest on investment securities:
     Taxable                                    638,166        1,016,257          590,445
     Exempt from Federal income tax               8,441           11,045           13,478
    Interest on Federal funds sold              866,174          788,141          680,101
    Interest on deposits with banks                --               --                516
                                             ----------       ----------       ----------

           Total interest income              5,304,499        5,469,164        4,577,460
                                             ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                      1,478,535        1,298,966          991,880
    Interest on borrowed funds                   10,178           17,419           10,959
                                             ----------       ----------       ----------

           Total interest expense             1,488,713        1,316,385        1,002,839
                                             ----------       ----------       ----------

Net interest income                           3,815,786        4,152,779        3,574,621
Provision for credit losses                     350,000          350,000          450,000
                                             ----------       ----------       ----------

Net interest income after
 provision for credit losses                  3,465,786        3,802,779        3,124,621
                                             ----------       ----------       ----------
NON-INTEREST INCOME:
    Service fees                                539,586          636,552          499,520
    Other non-interest income                    55,824            1,500          157,979
                                             ----------       ----------       ----------

           Total non-interest income            595,410          638,052          657,499
                                             ----------       ----------       ----------
NON-INTEREST EXPENSES:
    Salaries and wages                        1,314,008        1,158,351        1,020,232
    Employee benefits                           322,282          228,671          216,439
    Occupancy                                   503,422          450,521          442,933
    Furniture and equipment                     136,622          123,206          131,964
    Other non-interest expenses                 872,235        1,360,978        1,029,111
                                             ----------       ----------       ----------

           Total non-interest expenses        3,148,569        3,321,727        2,840,679
                                             ----------       ----------       ----------

Income before income taxes                      912,627        1,119,104          941,441
Income tax expense                              389,935          592,510          357,325
                                             ----------       ----------       ----------

NET INCOME                                   $  522,692       $  526,594       $  584,116
                                             ==========       ==========       ==========

NET INCOME PER SHARE                         $      .72       $      .73       $      .81
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                QUARTERS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                    UNAUDITED

                                                   1996             1995             1994
                                                   ----             ----             ----
INTEREST INCOME:
    Interest and fees on loans               $1,280,954       $1,218,292       $1,149,954
    Interest on investment securities:
     Taxable                                    201,845          329,763          180,283
     Exempt from Federal income tax               2,604            3,470            4,297
    Interest on Federal funds sold              302,853          256,726          246,592
    Interest on deposits with banks                --               --               --
                                             ----------       ----------       ----------

           Total interest income              1,788,256        1,808,251        1,581,126
                                             ----------       ----------       ----------
INTEREST EXPENSE:
    Interest on deposits                        511,369          451,457          312,425
    Interest on borrowed funds                    3,585            6,598            4,022
                                             ----------       ----------       ----------

           Total interest expense               514,954          458,055          316,447
                                             ----------       ----------       ----------

Net interest income                           1,273,302        1,350,196        1,264,679
Provision for credit losses                     140,000           50,000          135,000
                                             ----------       ----------       ----------
Net interest income after
 provision for credit losses                  1,133,302        1,300,196        1,129,679
                                             ----------       ----------       ----------
NON-INTEREST INCOME:
    Service fees                                189,874          196,288          159,948
    Other non-interest income                    21,173             --               --
                                             ----------       ----------       ----------

           Total non-interest income            211,047          196,288          159,948
                                             ----------       ----------       ----------
NON-INTEREST EXPENSES:
    Salaries and wages                          422,299          409,958          344,471
    Employee benefits                            98,807           72,217           72,254
    Occupancy                                   161,792          151,032          144,332
    Furniture and equipment                      57,801           44,788           43,847
    Other non-interest expenses                 279,998          461,537          323,862
                                             ----------       ----------       ----------

           Total non-interest expenses        1,020,697        1,139,532          928,766
                                             ----------       ----------       ----------

Income before income taxes                      323,652          356,952          360,861
Income tax expense                              138,299          201,754          141,381
                                             ----------       ----------       ----------

NET INCOME                                   $  185,353       $  155,198       $  219,480
                                             ==========       ==========       ==========

NET INCOME PER SHARE                         $      .25       $      .22       $      .30
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               NINE MONTHS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                    UNAUDITED



                            COMMON                            RETAINED
                            STOCK             SURPLUS         EARNINGS            TOTAL
                            -----             -------         --------            -----
Balance
    Dec. 31, 1993        $ 1,003,252       $ 1,420,982       $13,342,147       $15,766,381

    Net income                  --                --             584,116           584,116
                         -----------       -----------       -----------       -----------
Balance
    Sept. 30, 1994       $ 1,003,252       $ 1,420,982       $13,926,263       $16,350,497
                         ===========       ===========       ===========       ===========

Balance
    Dec. 31, 1994        $ 1,203,540       $ 2,722,854       $12,812,629       $16,739,023

    Net income                  --                --             526,594           526,594
                         -----------       -----------       -----------       -----------
Balance
    Sept. 30, 1995       $ 1,203,540       $ 2,722,854       $13,339,223       $17,265,617
                         ===========       ===========       ===========       ===========

Balance
    Dec. 31, 1995        $ 1,443,840       $ 4,284,804       $12,161,436       $17,890,080

    Net income                  --                --             522,692           522,692
                         -----------       -----------       -----------       -----------
Balance
    Sept. 30, 1996       $ 1,443,840       $ 4,284,804       $12,684,128       $18,412,772
                         ===========       ===========       ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                    UNAUDITED

                                                 1996               1995               1994
                                                 ----               ----               ----
OPERATING ACTIVITIES:
Net income                                  $   522,692        $    526,594        $   584,116
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                   350,000             350,000            450,000
    Depreciation and amortization                86,440              71,717             82,471
    Net accretion of securities                 (58,820)           (450,117)          (170,594)
     discounts
    (Increase) decrease in interest
   receivable and other assets                  276,501             241,726           (233,863)
    Increase in interest
     payable and other liabilities               39,402             269,314            306,313
                                            -----------        ------------        -----------
           NET CASH PROVIDED BY
            OPERATING ACTIVITIES              1,216,215           1,009,234          1,018,443
                                            -----------        ------------        -----------
INVESTING ACTIVITIES:
 Net decrease in
    Federal funds sold                        2,900,000           4,300,000          9,300,000
 Proceeds from maturities of
    investment securities                     7,000,000          13,000,000         10,000,000
 Return of capital on investment
  securities                                    218,890             157,199            960,276
 Purchase of investment
  securities                                 (6,965,000)         (5,005,465)        (7,762,500)
 Net (increase) decrease in loans            (5,122,394)          2,763,225         (4,010,930)
 Capital acquisitions                          (256,400)               --              (67,008)
                                            -----------        ------------        -----------
           NET CASH PROVIDED BY
            INVESTING ACTIVITIES             (2,224,904)         15,214,959          8,419,838
                                            -----------        ------------        -----------
FINANCING ACTIVITIES:
 Net decrease in demand deposits                195,978           2,104,588            468,919
 Net decrease in NOW accounts                 1,270,594          (8,593,931)        (4,027,870)
 Net increase (decrease) in
    savings deposits                         (1,265,929)         (1,321,883)         1,009,287
 Net increase (decrease) in
    time deposits                               180,457          (5,886,573)        (6,722,795)
 Net increase (decrease) in
    borrowed funds                              155,373             (32,758)           (56,408)
                                            -----------        ------------        -----------
           NET CASH USED BY FINANCING
            ACTIVITIES                          536,473         (13,730,557)        (9,328,867)
                                            -----------        ------------        -----------
Increase in cash and cash
 equivalents                                   (472,216)          2,493,636            109,414
Cash and Cash equivalents at
 January 1                                    6,348,014           4,072,796          7,671,794
                                            -----------        ------------        -----------
Cash and Cash equivalents at
 September 30                               $ 5,875,798        $  6,566,432        $ 7,781,208
                                            ===========        ============        ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                    UNAUDITED


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



NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:


                                                 SEPT 30, 1996
                                       BOOK VALUE              MARKET VALUE
                                       ----------              ------------
U.S. Treasury                         $11,999,949              $11,988,410
U.S. Government Agencies                  423,960                  742,844
States and political subdivisions         116,980                  116,980
Other securities                        1,393,943                1,431,275
                                      -----------              -----------

                                      $13,934,832              $14,279,509
                                      ===========              ===========

                                               DECEMBER 31, 1995
                                       BOOK VALUE              MARKET VALUE
                                       ----------              ------------

U.S. Treasury                         $ 5,014,099              $ 5,041,250
U.S. Government Agencies                7,572,316                8,038,199
States and political subdivisions         151,564                  151,564
Other securities                        1,391,923                1,449,505
                                      -----------              -----------

                                      $14,129,902              $14,680,518
                                      ===========              ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                    UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:


                                    SEPTEMBER 30      DECEMBER 31
                                        1996             1995
                                    -----------       -----------
Commercial loans                    $25,729,289       $19,233,053
Real estate loans                    23,959,074        26,109,107
Consumer loans                        1,128,295         1,120,594
                                    -----------       -----------

                                     50,816,658        46,462,754
Less:
  Allowance for credit losses         1,119,409           867,189
  Unearned income                        65,266            54,460
                                    -----------       -----------

                                    $49,631,983       $45,541,105
                                    ===========       ===========

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                      SEPTEMBER 30     DECEMBER 31
                                          1996            1995
                                      ----------       ----------
Land                                  $  300,705       $  300,705
Buildings                                562,049          562,049
Leasehold improvements                    89,071          284,456
Equipment                                828,682          635,739
                                      ----------       ----------

                                       1,780,507        1,782,949
Less accumulated depreciation
  and amortization                       840,759        1,013,161
                                      ----------       ----------

                                      $  939,748       $  769,788
                                      ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996


The most significant change in the Corporation's Balance Sheet since December 31, 1995 is the increase in loans of approximately $4,300,000. This increase in loans was the result of intense commercial lending activity

Also noteworthy is an increase of approximately $252,000 in the allowance for credit losses which resulted from $350,000 in credit loss provisions, offset by $98,000 in charge offs net of recoveries. At September 30, 1996, the allowance for credit losses represented 2.2% of total loans and 17.8% of past due and nonaccrual loans.

The results of operations for the first three quarters of 1996, compared to the same period of 1995, show a decrease in income before taxes of approximately $206,000. The main components of this decrease are decreases in net interest income and non-interest income of $337,000 and $42,000, respectively, offset by $173,000 decrease in non-interest expenses. The decrease in net interest income is analyzed on page 9.

Service fees decreased by $97,000 because of decreases in trust service fees and credit card application fees of $48,000 and $52,000, respectively.

The $56,000 of other non-interest income reported for the first three quarters of the current year represents rental income on properties acquired through foreclosure net of applicable expenses. During the first three quarters of 1995 expenses exceeded rental income and the resulting net expenses is included in other non-interest expenses for that period.

Salaries and wages increased by $156,000 because of increases in base salaries and wages and additions to staff. Employee benefits increased by $94,000 mainly because of $90,000 in contributions to a recently implemented deferred compensation plan.

Other non-interest expenses decreased by $489,000. The main reason for this decrease is that during the first three quarters of 1995, a $265,000 provision was recorded for a civil penalty initiated by the United State Treasury Department. The next two largest components of this decrease are a decrease in advertising expense of $79,000 and a decrease in our FDIC assessment of $80,000.

Because of conservatism and the resulting asset quality, the Corporation's capital position continues to be one of its strong points. At September 30, 1996 and December 31, 1995, the risk-based capital ratios were 33% and 35%, both of which are well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)



                                                        Increase (Decrease) Due to Changes in

                                                          Volume        Rates        Total
                                                          ------        -----        -----
Six Months Ended September 30, 1996
            Versus
Six Months Ended September 30, 1995
Interest income on:
    Loans                                                  $ 275        $(137)       $ 138
    Investment securities                                   (340)         (41)        (381)
    Federal funds sold                                       123          (45)          78
                                                           -----        -----        -----
           Total interest income                              58         (223)        (165)
                                                           -----        -----        -----
Interest expense on:
    Deposits                                                 108           71          179
    Borrowed funds                                          --             (7)          (7)
                                                           -----        -----        -----
           Total interest expense                            108           64          172
                                                           -----        -----        -----
           Net interest income                               (50)       $(287)       $(337)
                                                           =====        =====        =====
Quarter Ended September 30, 1996
         Versus
Quarter Ended September 30, 1995 Interest income on:
    Loans                                                  $ 196        $(133)       $  63
    Investment securities                                   (112)         (17)        (129)
    Federal funds sold                                        75          (29)          46
                                                           -----        -----        -----
           Total interest income                             159         (179)         (20)
                                                           -----        -----        -----
Interest expense on:
    Deposits                                                  47           13           60
    Borrowed funds                                            (3)        --             (3)
                                                           -----        -----        -----
           Total interest expense                             44           13           57
                                                           -----        -----        -----
           Net interest income                             $ 115        $(192)       $ (77)
                                                           =====        =====        =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the nine month period ended September 30, 1996.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                       BRUNSWICK BANCORP AND SUBSIDIARIES




10/25/96                                 /s/ Carmen J. Gumina
--------                                 ----------------------
 Date                                    Carmen J. Gumina
                                         President



10/25/96                                 /s/ Thomas Fornale
--------                                 ----------------------
 Date                                    Thomas Fornale
                                         Treasurer