Form 10-K405
period 1996-12-31
BRUNSWICK BANCORP
filed 1997-04-01
CIK 771614

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED December 31, 1996

                                       OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO _______

                         Commission file number 0-14403

                                BRUNSWICK BANCORP

             (Exact name of Registrant as specified in its Charter)
                                   ----------

New Jersey                                                  22-2610694
----------                                                  ----------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                          identification number)

439 Livingston Avenue
  New Brunswick, NJ                                           08901
------------------------------                              ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any
amendment to this Form 10-K.                 [X]

     The aggregate market value of the voting stock held by non affiliates of the Registrant, as of January 30, 1997 was $12,994,560.

     The number of shares of Registrant's Common Stock, $2 par value, outstanding as of January 30, 1997 was 721,920.

                                BRUNSWICK BANCORP

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part(s) Into
Documents                                                   Which Incorporated

      The Proxy Statement is expected to be completed and filed with the SEC within 120 days of the end of the Registrant's fiscal year end.  The information in the Proxy Statement under the captions "Proposal No. 1 - Election of Directors," "Executive Compensation," "Beneficial Ownership of Common Stock by
      Management and Principal Shareholders," "Certain Transactions
      with Management," and "Compensation Committee Interlocks and
      Insider Participation," is the only information incorporated by reference in this Annual Report on Form 10-K. Information in the
      Proxy Statement required by Paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference into any portion
      of the Annual Report on Form 10-K.                                   III

     With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

TABLE OF CONTENTS                                                          PAGE
                                                                           ----

PART I
      Item  1 -   Business................................................   1
      Item  2 -   Properties..............................................   7
      Item  3 -   Legal Proceedings.......................................   8
      Item  4 -   Submission of Matters to a Vote of
                  Security Holders........................................   8

PART II
      Item  5 -   Market for Registrant's Common Equity and
                  Stockholder Matters.....................................   8
      Item  6 -   Selected Financial Data................................    9
      Item  7 -   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........  10
      Item  8 -   Financial Statements and Supplementary Data.............  21
      Item  9 -   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................  21

PART III
      Item 10 -   Directors and Executive Officers of the
                  Registrant..............................................  21
      Item 11 -   Compensation of Executive Officers......................  21
      Item 12 -   Security Ownership of Certain Beneficial Owners
                  and Management..........................................  21
      Item 13 -   Certain Relationships and Related Transactions..........  22

PART IV
      Item 14 -   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.....................................  22

SIGNATURES
EXHIBITS

                                BRUNSWICK BANCORP

                             Form 10-K Annual Report

                   For the Fiscal Year Ended December 31, 1996

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

     On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

     Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8.00% is required. At least 4% of an institution's qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consists primarily of common stockholder's equity minus goodwill.

Tier 2 capital consists of an institution's allowance for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses which may be considered Tier 2 capital is limited to 1.25% of risk-based assets. As of December 31, 1996, the Company's Total Capital ratio was 32.82%, consisting of a Tier 1 ratio of 31.57% and Tier 2 ratio of 1.25%. Such ratios exceed the current regulatory requirements.

     In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-200 basis points above the 3% minimum. As of December 31, 1996, the consolidated Company had a leverage capital ratio of 18.74%.

     The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 1996. As of December 31, 1996, the Bank had a risk weighted capital ratio of 26.57% and a leverage capital ratio of 15.39%.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institutions would be considered "well capitalized," "adequately capitalized," undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

     Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a federally insured bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a federally insured bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. Brunswick Bank & Trust Co. received a "2" (Satisfactory) CRA rating in its most recent examination.

     In April 1995, the FDIC and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

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

     At December 31, 1996, BB and its subsidiary Bank had deposits of $81,798,129, total loans of $53,813,845 and total assets of $101,336,956. The
Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 60 full-time employees as of December 31, 1996.

      The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 1996, 51% of the loan portfolio is in commercial loans, 4% in construction first mortgage loans, 25% in commercial first mortgage loans, 24% in residential loans, and 2% in installment loans and leases. The Company's current trend is moving away from installment loans as a result of increased competition from savings banks and finance companies. Additionally, relative administrative costs and risk of asset deterioration have proven unfavorable in this area. The

Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by real estate, certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide strong security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical areas. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short term maturity dates.

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

Name,
Position with                Officer of            Principal Occupation
BB, and Age                  BB Since              During Past Five Years
-------------                ----------            ----------------------
Roman T. Gumina                1987                   Vice President
Chief Operating Officer                             Brunswick Bank and Trust
37

Thomas A. Fornale              1989                   Controller
Secretary/Treasurer                               Brunswick Bank and Trust
Controller
58

      (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3. Set forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.
  I.        Distribution of Assets,
            Liabilities and Stockholders'
            Equity; Interest Rates and
            Interest Differential                                        15-16
 II.        Investment Portfolio                                         16-17
III.        Loan Portfolio                                               17-19
 IV.        Summary of Loan Loss Experience                              19-20
  V.        Deposits                                                        20
 VI.        Return on Equity and Assets                                     20
VII.        Short-Term Borrowings                                           20

Item 2.     Properties.

     The Bank currently operates from its main office, and five branch offices. The main office and two branches are leased by the Bank. Three of the branch offices are owned by the Bank.

     The following is a list of offices which the Bank owns:

                                                                 Approximate
  Branch                         Address                         Square Feet
  ------                         -------                         -----------
George Street              352 George Street
                           New Brunswick, NJ  08901                  4,700

South Brunswick -          Monmouth Junction Road
Monmouth Junction          and Kingston Lane
                           South Brunswick, NJ                       2,000

Freehold                   444 West Main Street
                           Freehold, NJ  07728                       2,000


     The following is a list of offices which the Bank leases:

                                                                    Expiration
                                                                      Date
  Branch                      Address             Square Feet       of Lease
  ------                      -------             -----------       -----------
Main Office             439 Livingston Avenue       8,400 and          2010
                        New Brunswick, NJ  08901    4,000 (basement)

North Brunswick         U.S. Route One              1,400         June 1997
                        North Brunswick, NJ  08902          renewable for one
                                                            additional three
                                                            year period

Edison                  Plainfield Avenue and       3,400    February 2001
                        Metroplex Drive
                        Edison, NJ  08817

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of shareholders of BB during the fourth quarter of 1996.

Item 5. Market for the Registrants' Common Equity and Related Shareholder
     Matters.

     BB had 490 shareholders of record as of December 31, 1996.

      The common stock of BB is traded on the over-the-counter market. The stock is thinly traded and there can be no assurance that a more active trading market will develop. Ryan, Beck & Co., located at 80 Main Street, West Orange, New Jersey 07052, periodically issues information about stocks of small and large commercial banks in New Jersey and acts as a market maker for small New Jersey bank stocks. The following quotations were provided by Ryan, Beck & Co. and represent the high and low bid prices for each quarter during the last two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and do not necessarily reflect actual transactions. All quotations are retroactively adjusted to take into account BB's 20% stock dividend issued in 1995.

                                                        1996
                                          --------------------------------------
                                                         Bid
                                           High          ----             Low
                                           ----                           ---
1st Quarter                             $ 18  3/4                     $ 15
2nd Quarter                               18  3/4                       17  3/4
3rd Quarter                               18                            17  3/4
4th Quarter                               18                            15

                                                        1995
                                          --------------------------------------
                                                         Bid
                                                         ---
                                           High                          Low
                                           ----                          ---
1st Quarter                              $12  1/ 2                    $ 11 15/16
2nd Quarter                               11 15/16                      11  1/ 2
3rd Quarter                               12 7/ 8                       11  1/ 2
4th Quarter                               15                            12  7/ 8

      Payments of dividends by Brunswick Bank and Trust Company to BB is restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 1996, approximately $2.5 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1995 and 1994; cash was paid in lieu of fractional shares. The Registrant paid a dividend of $.50 per share ($300,976 in aggregate) in 1991. No dividends were paid in 1992 or 1993. The Board of Directors is considering a dividend in 1997 but has not yet determined if cash dividends will be reinstituted.

Item 6. Selected Financial Data.

      The following table sets forth certain selected consolidated financial data concerning BB:

                                       Year Ended December 31,
                          -----------------------------------------------------
                            (Dollars in Thousands Except Per Share Data)
                          -----------------------------------------------------
                           1996        1995        1994        1993        1992
                          ------      ------      ------      ------      -----
Interest income           $7,150    $7,222       $6,396     $5,805       $5,867
Interest expense           1,984     1,823        1,366      1,525        1,719
Net interest income        5,166     5,399        5,030      4,280        4,148
Provision for loan
 losses                      410         -          400        355          692
Net interest income
 after provision for
 loan losses               4,756     5,399        4,630      3,925        3,456
Other income                 720       841          845        712          644
Other expenses             4,143     4,328        3,872      3,600        3,779
Income before income
 taxes                     1,333     1,912        1,603      1,037          321
Income taxes                 570       756          626        336          107
Net income                   763     1,156          977        701          214
Earnings per share          1.06      1.60         1.35        .97          .30
Cash dividends per
 share                         0         0            0          0            0

                             Summary Consolidated Statements of Condition
                              (Dollars in Thousands Except Per Share Data)
                          --------------------------------------------------
                           1996        1995        1994        1993     1992
                          ------      ------      ------      ------   -----
Other information
Total assets               $101,337   $92,437   $105,751   $97,216   $88,043
Deposits                     81,798    73,325     87,703    80,401    71,928
Other liabilities               886     1,222      1,309     1,049     1,050
Stockholders' equity         18,653    17,890     16,739    15,766    15,065
  Total shareholder's
   equity per share           25.84     24.78      23.19     21.83     20.86
                           ========   =======   ========   =======   =======

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with Consolidated Financial Statements, their related notes, beginning after the signature page, and the Selected Financial Data presented in Item 6.

Overview
      The Company's 1996 net income of $762,850 decreased $393,307 or 34% from its 1995 net income of $1,156,157. In 1995, there was a significant recovery of loans previously written off, thereby precluding the need for an addition to the loan loss reserve. In 1996, there were no such recoveries, and the provision for credit losses was $410,000. Additionally, management has found increased competition for loans and deposits, causing it to pay slightly higher interest rates on deposits and charge slightly lower rates on loans.

      In 1992, the Company's net interest income after provision for credit losses was diminished due to declining loan interest rates, static deposit interest rates, and increased provisions for credit losses. In 1993, 1994 and 1995, the interest spread improved due to declines in deposit interest rates and marked declines in credit loss provisions. By 1995, however, the favorable interest spread had narrowed. In 1996, the interest spread narrowed further. In 1995, net interest income was $5.4 million or 74.76% of total interest income. In 1996, net interest income was $4.8 million or 66.52% of total interest income.

      Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 1996, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township), New Jersey.

Income Statement Analysis, 1996 vs. 1995
      For 1996, income before income taxes decreased from 1995 by $579,000. This decrease occurred because of the following factors.

      A significant portion of this earnings decrease is due to a $410,000 provision for credit losses taken during 1996. In 1995, due to significant recoveries of loans previously written off, no provision for credit losses was recorded.

      In 1996 compared to 1995, interest income decreased by approximately $72,000 or 1%, and interest expense increased by approximately $161,000 or 9% which resulted in an approximate decrease of $233,000 or 4% in net interest income. This occurred primarily because of a decline in average interest rates on interest earning assets. The following table (which summarizes more detailed information set forth on page 16) illustrates how changes in interest rates and volume affected net interest income.

      Interest income:
        Effect of increased volume              $  387,000
        Effect of decreased interest rates        (459,000)
                                                ----------
      Interest expense:
        Effect of increased volume                 (92,000)
        Effect of increased interest rates         (69,000)
                                                ----------
      Decrease in net interest income           $ (233,000)
                                                ==========

      In 1996 compared to 1995, other income decreased by approximately $121,000 or 14%. This decrease resulted primarily from the absence in 1996 of $55,000 in non-recurring trust fees received for 1995 trust services related to the liquidation and distribution of two trust accounts and a $76,000 decrease in credit card application fees. Credit card application fees in 1995 were significantly higher than their past or anticipated future levels due to the launch of the Bank's credit card products in 1995.

      Salaries and employee benefits increased by approximately $106,000 or 5% in 1996 compared to 1995 due to base rate increases in salaries and additions to staff. Specifically, a second full-time lending officer was on staff for all of 1996; he began with the Bank during the last three months of 1995.

      In 1996 compared to 1995, other expenses decreased by $329,000 or 21% for several reasons. During 1995, expenses of approximately $180,000 were incurred in the solicitation of credit card customers relating to the launch of the Bank's credit cards while similar expenses in 1996 totalled approximately $20,000. The credit card volume continues to grow with less cost than was incurred with the initial launch. Legal fees decreased approximately $150,000 in 1996 compared with 1995 as a result of the settlement of a significant litigation matter; the settlement was an amount which was not material to the Company's financial statements. The Federal Deposit Insurance Corporation assessment rate decreased for all BIF-insured banks in 1996 (refer to Item 1, page 4), reducing the Bank's premium expense from $88,000 in 1985 to $1,500 in 1996, a decrease of $86,500. Various operating expenses increased in 1996 compared with 1995, thereby netting the $329,000 decrease in other expenses.

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
                                                 ========
      In 1995, the Company recorded $441,000 in recoveries of credits previously charged off. Based on the level of recoveries and management analysis, which includes assessing quality of credits, underlying collateral, specific issues relating to individual loans, and overall economic conditions, management deemed a provision for credit losses unnecessary in 1995. The Company recorded a $400,000 provision for credit losses in 1994.

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

      Other expenses were $1,540,000, a net increase of $191,000 or 14% from 1994. Additional expenses over 1994 of approximately $180,000 were incurred relating to advertising and postage costs for the promotion of credit card products. The Bank's FDIC assessment decreased due to rate changes by $69,000. Bank security costs also decreased due to installation of security equipment during the year. Costs incurred relating to credit card promotions were primarily start-up costs; the Bank does not expect to incur similar costs at this level in future years.

Balance Sheet Analysis
      From December 31, 1995 to December 31, 1996, loans receivable and deposits increased by $7,313,000 and $8,473,000, respectively. Cash and due from banks increased by $2,843,000.

      The increase in loans receivable resulted from additional volume in commercial lending, attributable primarily to a second loan officer who joined the Bank's staff late in 1995. Refer to Note #3 to the Consolidated Financial Statements for information on the components of the loan portfolio.

      There was little change in demand deposits and time deposits from December 31, 1995 to December 31, 1996. However, savings and NOW deposits increased by $7,346,000 or 26%, due primarily to a large concentration of public funds NOW deposits at December 31, 1996. The level of public funds on deposit fluctuates during the year based on local governments' timing of receipts and payments, largely surrounding collection of property tax assessments (quarterly).

      Stockholders' equity, with the addition of 1996 net income, increased by $762,850 or 4%.

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

      The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 1996, cash and due from banks totalled $9.2 million; federal funds totalled $20 million. Investment securities and loans maturing within one year totalled $12 million and $26 million, respectively.

      In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totalled approximately $1.3 million in 1996, $800,000 in 1995, and $1.3 million in 1994. In 1996, investing activities used $6.8 million due primarily to the funding of additional loans. Financing activities provided approximately $8.4 million from increases in deposits.

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

      Brunswick Bancorp is subject to the capital adequacy requirements of the Federal Reserve Board. At December 31, 1996, the Company was in compliance with the minimum capital requirements and is expected to remain in compliance in the future. Capital ratios are as follows:


                                          December 31,         Minimum
                                       -----------------      Regulatory
                                         1996      1995       Guidelines
                                         ----      ----       ----------
Risk-based capital ratios
 Tier I                                  31.50%    34.06%       4.000%
 Total capital                           31.70%    34.31%       8.000%
Capital (in thousands)
 Tier I capital                        $18,538  $ 17,758
 Tier II capital (1)                       736       665
                                       -------  --------
                                       $19,274  $ 18,423
                                       =======  ========

(1)   Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Interest Rate Sensitivity Management
      The accompanying table, a quantification of the Company's interest rate exposure at December 31, 1996, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                        Interest Rate Sensitivity*
                                After Three
                       Within    but Within    After One
                        Three      Twelve      but Within   After       Noninterest-
                        Months     Months      Five Years   Five Years  Bearing      Total
                        ------    --------     ----------   ----------  ---------    -----
Assets
Cash & due from banks  $     -    $     -      $     -     $     -      $   9,191    $  9,191
Federal funds sold      20,100          -            -           -              -      20,100
Investment securities    6,997      5,011          850       1,031              -      13,889
Loans, net (a)          20,729      5,471       18,663       6,355          1,636      52,854
Other assets                 -          -            -           -          5,303       5,303
                       -------    -------      -------     -------      ---------    --------
                       $47,826    $10,482      $19,513     $ 7,386      $  16,130    $101,337
                       =======    =======      =======     =======      =========    ========

Liabilities and
Stockholders' Equity
Total deposits (b)     $35,191    $ 7,208      $13,777     $     -      $  25,622    $ 81,798
Borrowed funds             302          -            -           -              -         302
Other liabilities            -          -            -           -            584         584
Stockholders' equity         -          -            -           -         18,653      18,653
                       -------    -------      -------     -------      ---------    --------
                       $35,493    $ 7,208      $13,777     $     0      $  44,859    $101,337
                       =======    =======      =======     =======      =========    ========
Interest rate
sensitivity gap         12,333      3,274        5,736       7,386        (28,729)          -
Cumulative interest
rate sensitivity gap   $12,333    $15,607      $21,343     $28,729      $       0     $     -

      * Variable rate bala nces are reported based on their repricing dates. Fixed-rate balances are reported based on their scheduled contractual maturity dates.
           (a) Prime priced loans are included in the Within Three Months category; nonaccrual loans and reserve for possible loan losses are included in the Noninterest-Bearing category.
           (b) Savings accounts are included in the After One but Within Five Years category.

Unadopted Financial Accounting Standards Board Statements

      As of December 31, 1996, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                    (In Thousands)
                                                                Year Ended December 31,
                                             1996                         1995                       1994
                                          ----------                   ----------                 ----------
                                  Average                      Average                    Average
                                  Balance   Interest   Annual  Balance   Interest Annual  Balance  Interest    Annual
                                  Sheet(3)   Income     Rate   Sheet(3)   Income   Rate   Sheet(3)  Income      Rate

Interest-earning Assets
Federal funds
sold                             $  21,560  $ 1,158     5.37%  $ 19,710  $ 1,162   5.90%  $  22,63   $1,066      4.71%
Investment securities-
taxable                             14,152      839     5.93%    19,535    1,225   6.27     10,739      778      7.24%
Investment securities-
nontaxable (1)                         134       11     9.50%       178       14  11.92        215       18     12.68%
Loans, net                          47,084    5,142    10.92%    41,328    4,821  11.67     42,182    4,534     10.75%
                                 ---------  -------    -----   --------  -------   ----   --------   ------      ----
                                    82,930    7,150     8.62%    80,751    7,222   8.94     75,769    6,396      8.44%
Noninterest-earning assets
Deposits in bank                    5,636                         5,358                     5,851
Other real estate
owned                               3,953                         3,744                     4,079
Other (2)                           4,266                         4,259                     4,063
                                --------                       --------                   --------
                                $ 96,785    $ 7,150     7.39%  $ 94,112  $ 7,222   7.67%  $ 89,769   $6,396      7.13%
                                ========    =======    =====   ========  =======   ====   ========   ======      ====
Interest-bearing liabilities
Savings deposits                 $ 14,083       347     2.46%  $ 15,138  $   375   2.48%  $ 14,830   $  373      2.52%
Demand deposits                    16,974       610     3.59%    14,237      536   3.76     11,465      284      2.48%
Time deposits                      21,007     1,013     4.82%    20,049      890   4.44     20,858      694      3.33%
Short term debt                       271        14     5.17%       494       22   4.45        592       15      2.53%
                                 ---------  -------    -----   --------  -------   ----   --------   ------      ----
                                   52,335     1,984     3.79%    49,918    1,823   3.65     47,745    1,366      2.86%

Noninterest-bearing liabilities
Demand deposits                    25,334                        26,056                     25,154
Other                                 935                           957                        682
                                 ---------  -------    -----   --------  -------   ----   --------   ------      ----
                                   78,604     1,984     2.52%    76,931    1,823   2.37     73,581    1,366      1.86%

Stockholders'
equity                            18,181                         17,181                     16,181
                                --------                       --------                   --------
                                $ 96,785    $ 1,984     2.05%  $ 94,112  $ 1,823   1.94%  $ 89,762   $1,366      1.52%
                                ========    =======    =====   ========  =======   ====   ========   ======      ====

Net yield on total
earning assets                  $ 82,930    $ 5,166     6.23%  $ 80,751  $ 5,399   6.69%  $ 75,769   $5,030      6.64%
                                ========    =======    =====   ========  =======   ====   ========   ======      ====

(1) The rate is presented on a tax equivalent basis using the Federal rate of 34%.

(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(3) Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

      The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 1996, 1995, and 1994 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

                                                (In thousands)
                               1996 Versus 1995             1995 Versus 1994
                             Increase (Decrease)           Increase (Decrease)
                              Due to Changes in             Due to Changes in
                            --------------------         -----------------------
                                  Average Total                Average  Total
Interest and dividend  Average Yield/ Increase         Average Yield/ Increase
 income                Volume  Ratio (Decrease)        Volume  Ratio  (Decrease)

Federal funds sold     $ 104   $(108)  $  (4)          $(264)  $ 360   $ 96
Investment securities
taxable                 (335)    (51)   (386)            670    (223)   447
Investment securities
nontaxable                (3)      0      (3)             (3)     (1)    (4)
Loans, net               621    (300)    321             (48)    335    287
                       -----   -----   -----           -----   -----   ----
Total interest
income                   387    (459)    (72)            355     471    826
                       -----   -----   -----           -----   -----   ----

Interest expense
Savings deposits         (26)     (1)    (27)              5      (3)     2
Demand deposits          102     (28)     74              32     220    252
Time deposits             26      96     122             (23)    219    196
Short term debt          (10)      2      (8)             (1)      8      7
                       -----   -----   -----           -----   -----   ----

Total interest
expense                   92      69     161              13     444    457
                       -----   -----   -----           -----   -----   ----

Changes to net
interest income        $ 295   $(528)  $(233)          $ 342   $  27   $369
                       =====   =====   =====           =====   =====   ====

Investment Portfolio
      The following table shows the carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).
                                      1996    1995     1994    1993     1992
                                      ----    ----     ----    ----     ----

U.S. Treasury securities           $12,007   $5,014 $12,465   $9,980  $4,055
Obligations of other U.S.
 Government agencies                   382    7,572   7,885    1,350   2,913
Obligations of state and
 other political subdivisions          105      152     195      234     271
Other securities                     1,395    1,392   1,139      736     734
                                   -------  ------- -------  ------- -------
   Total investment
    securities                     $13,889  $14,130 $21,684  $12,300 $ 7,973
                                   =======  ======= =======  ======= =======

Maturities and Average Weighted Yields of Investment Securities
      The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 1996 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.


                              Due Under 1 Year Due 1-5 Years  Due 5-10 Years  Due Over 10 Years
                              ---------------- -------------- --------------  -----------------
                              Amount  Yield    Amount  Yield  Amount  Yield   Amount    Yield
                              ------  ------   ------  -----  ------  ------  ------   -------
U.S. Treasury Securities     $12,007   5.11%  $  --     --    $ --     --     $  --       --

Obligations of other U.S.
Government agencies             --     --           1   7.75%   --     --         381    11.58%

Obligations of states and
other political
subdivision                     --     --         105   8.00%   --     --        --       --

Other securities                --     --         745   8.86     650  7.52%      --       --
                             -------   ----   -------   ----  ------  ----    -------    -----
Total investment
securities                   $12,007   5.11%  $   851   8.75% $  650  7.52%   $   381    11.58%
                             =======   ====   =======   ====  ======  ====    =======    =====

Loan Portfolio
      The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):

                                                 December 31,
                                     -------------------------------------
                                     1996     1995   1994    1993     1992
                                     ----     ----   ----    ----     ----
Types of loans
 Commercial and financial          $27,511  $19,168 $19,430  $19,638 $19,170
 Real estate - mortgage             22,985   22,918  25,465   21,656  19,775
 Real estate - construction          2,206    3,256   1,134    1,448   3,493
 Installment                         1,112    1,121     737      669     916
                                   -------  ------- -------  ------- -------
   Total loans                     $53,814  $46,463 $46,766  $43,411 $43,354
                                   =======  ======= =======  ======= =======

      The following table sets forth the maturity distribution for the above loan portfolio at December 31, 1996:

Maturities and Sensitivities of Loans to Changes in Interest Rates
                                                   After 1
                                       Within      year with- After 5
                                       1 Year      in 5 Years  Years      Total
                                       -------     ----------  -------    -----
Commercial and financial
Fixed rate                            $ 2,338     $ 2,678     $  427     $ 5,443
Variable rate                          17,458       3,742        869      22,069
Real estate-mortgage
Fixed rate                              4,809      10,580      3,132      18,521
Variable rate                           2,191         346      1,927       4,464
Real estate-construction
Fixed rate                                  0           0          0           0
Variable rate                           1,445         761          0       2,206
Installment
Fixed rate                                 97         556          0         653
Variable rate                         $   458     $     0     $    0     $   458

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

      The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                   December 31,
                                                   ------------
                                        1996     1995    1994     1993    1992
                                        ----     ----    ----     ----    ----
Nonaccrual loans                       $2,370   $2,295  $2,743   $2,945  $2,301
Loans, past due 90 days or more           283    1,773     614      265     178
Other real estate owned                 3,577    3,613   3,708    3,907   3,227

Percentage of non-performing loan
 to gross loans outstanding             5.13%    8.76%   7.18%    7.39%   5.72%

            If the above nonaccrual loans at December 31, 1996 had been current, interest income for 1996 would have been approximately $160,000 greater than that recorded. Interest included in income on these loans totalled approximately $160,000 for the year. Delinquency rates at December 31, 1996 were lower than they have been in the past five years. During 1996, three commercial loans, with combined outstanding principal of approximately $1.2 million, were paid in full. Those loans had been delinquent as of December 31, 1995. The retirement of these loans contributed to the reduced delinquency rate as of December 31, 1996.

            Except for loans included in the above table there were no loans at December 31, 1996 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 1996, the total loan portfolio was approximately $53.8 million. As of the same date, the commercial loan portfolio totaled approximately $27.5 million; $8 million of those commercial loans were collateralized by stock in one publicly-traded company. The market value of stock collateralizing those loans totaled approximately $16 million as of December 31, 1996. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience
      For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance which have been charged to income.
                                                   (In thousands)
                                              Year Ended December 31,
                                       -------------------------------------
                                        1996     1995  1994    1993     1992
                                       ------   ----- ------  ------   -----
Balance at beginning of period         $867    $1,000    $793  $679    $675
Charge-offs
Commercial & financial                  317        77     109   250     563
Real estate-mortgage                    134       495     336   185     129
Real estate-construction                --       --       --    --      --
Installment                               2         2       5    10      14
                                       ----    ------  ------  ----    ----
                                        453       574     450   445     706

Recoveries
Commercial & financial                  --        217     166   171       3
Real estate-mortgage                     14       220      88    21     --
Real estate-construction                --       --       --    --      --
Installment                               4         4       3    12      15
                                       ----    ------  ------  ----    ----
Net charge-offs                         435       133     193   241     688

Additional charges to
operations                              410      --       400   355     692
                                       ----    ------  ------  ----    ----
Balance at end of period               $842    $  867  $1,000  $793    $679
                                       ====    ======  ======  ====    ====

Ratio of net charge-offs
during the period to average
loans outstanding during the
period.92%                              .92%      .32%    .46%    .61%   1.22%

                   Allocation of the Allowance for Loan Losses
                                  In Thousands
                                          Real     Real
                              Commercial  Estate   Estate
              December 31,    & Financial Mortgage Construction InstallmentTotal
          -------------------- ----------------------------------------------
1996
   Amount                            $497     $286    $ 51      $ 8  $  842
   Percentage of total                 59%      34%      6%       1%    100%
1995
   Amount                             486      303      69        9     867
   Percentage of total                 56%      35%      8%       1%    100%
1994
  Amount                              580      360      50       10   1,000
  Percentage of total                  58%      36%      5%       1%    100%
1993
   Amount                             500      238      48        7     793
   Percentage of total                 63%      30%      6%       1%    100%
1992
   Amount                             407      190      68       14     679
   Percentage of total                 60%      28%     10%       2%    100%

      Construction loans comprise approximately 4% of the total loan portfolio as of December 31, 1996. As of the same date, 6% of the allowance for loan losses is allocated to construction loans. Construction loans received a slightly greater percentage of the allowance allocation due to the risk involved with this type of loan; construction lending bears a higher risk weight than do other types of loans in the portfolio.

      Through management assessment each accounting period, the allowance for credit losses is maintained at a level considered adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of various categories of loans, and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

Deposits
   The amounts of deposits, as of December 31, are summarized below (in thousands).

                                      1996     1995     1994    1993     1992
                                     ------   ------   ------  ------   -----
Non-interest bearing:
   Demand deposits                   $25,622  $24,290 $24,841  $25,859 $25,925
Interest bearing:
   Savings deposits                   13,777   14,412  15,644   14,143  12,785
   Time deposits                      20,754   20,959  27,587   25,816  22,838
   NOW demand deposits                21,645   13,664  19,631   14,583  10,380
                                     -------  ------- -------  ------- -------
     Total deposits                  $81,798  $73,325 $87,703  $80,401 $71,928
                                     =======  ======= =======  ======= =======

      The maturities of time deposits of $100,000 or more at December 31, 1996 are summarized as follows:
   Under 3 months                    $ 5,151
   3 to 6 months                       1,380
   6 to 12 months                      3,903
   Over 12 months                          -
                                      ------
     Total                           $10,434
                                     =======

Return on Equity and Assets
      The following are selected ratios for the years ended December 31:

                                       1996     1995     1994    1993     1992
                                      ------   ------   ------  ------   -----
Return on assets                        .83%    1.09%   1.01%     .80%    .26%
Return on equity                       4.26%    6.91%   6.20%    4.66%   1.44%

Average equity to
 average assets                       18.78%   17.47%  18.03%   17.33%  17.83%

Dividend payout ratio                  0.00%    0.00%   0.00%    0.00%   0.00%

Short-term Borrowings
      Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 1996, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

Item 8.     Financial Statements and Supplementary Data.

            The Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994 contain the information required by Item 8 and that information is incorporated herein following signature page number 25.

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

Item 11.    Compensation of Executive Officers

            The Proxy Statement will contain under the caption "Executive Compensation" and the caption "Compensation Committee Interlocks and Insider Participation" information required by Item 11 and that information is incorporated herein by reference. Information in the Proxy Statement required by Paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference into any portion of this Annual Report on Form 10-K.

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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) (1) & (2)     Financial Statements and
                              Financial Statement Schedules

            The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 1996, 1995 and 1994 are following signature page number 24.

            Independent Auditors' Report

            Consolidated Balance Sheets - December 31, 1996 and 1995

            Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements - Years Ended December 31, 1996, 1995 and 1994

            Schedules to the Consolidated Financial Statements required under
            Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

            (b)   Reports on Form 8-K
                  BB did not file any reports on Form 8-K for the three months ended December 31, 1996.

            (c)   Exhibits
                              List of Exhibits
                              (3) (a) Certificate of Incorporation of Brunswick
                                  Bancorp.  Incorporated by reference to
                                  Registration Statement on Form S-14 filed on
                                  June 20, 1985.

                                  (b) By-laws of Brunswick Bancorp.
                                  Incorporated by reference to Registration
                                  Statement on Form S-14 filed on June 20, 1985.

                              (10) Non-qualified Deferred Compensation Plan
                                   dated as of December 5, 1995. Incorporated by reference to Form 10-K for the year ended December 31, 1995.

                             (21) Subsidiaries of Brunswick Bancorp.
                                  Incorporated by reference to Registration
                                  Statement on Form S-14 filed on June 20, 1985.

                             (27) Financial Data Schedule.

                                   Signatures

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP

/s/ Carmen J. Gumina
-----------------------
By:   Carmen J. Gumina
      President

Dated: March 11, 1997

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                      Title                            Date
     ---------                      -----                            ----


/s/ Bruce Arbeiter
---------------------     Director                               March 11, 1997
Bruce Arbeiter

/s/ Joseph DeMarco
---------------------     Director                               March 11, 1997
Joseph DeMarco

/s/ Dominick Faraci
---------------------     Director                               March 11, 1997
Dominick Faraci

/s/ Carmen J. Gumina
---------------------     President and Chairman                 March 11, 1997
Carmen J. Gumina           of the Board of Directors
                          (Principal Executive Officer)

/s/ Josephine Gumina
---------------------     Director                               March 11, 1997
Josephine Gumina

/s/ Michael Kaplan
---------------------     Director                               March 11, 1997
Michael Kaplan

/s/ Richard Malouf
---------------------     Director                               March 11, 1997
Richard Malouf

/s/ John Maltese
---------------------     Director                               March 11, 1997
John Maltese

/s/ Frederick Perrine
---------------------     Director                               March 11, 1997
Frederick Perrine

/s/ Robert Sica
---------------------     Director                               March 11, 1997
Robert Sica

/s/ Thomas A. Fornale
---------------------     Secretary-Treasurer                    March 11, 1997
Thomas A. Fornale          Controller
                          (Principal Accounting/Financial Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                TABLE OF CONTENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS

      Consolidated Statements of Condition                                   2

      Consolidated Statements of Income                                      3

      Consolidated Statements of Shareholders' Equity                        4

      Consolidated Statements of Cash Flows                                  5

      Notes to Consolidated Financial Statements                             6

                    [LETTERHEAD OF FERRARO, WOOD & COMPANY]

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Brunswick Bancorp and Subsidiaries


We have audited the accompanying consolidated statements of condition of Brunswick Bancorp and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/ Ferraro, Wood & Co.
                                       -----------------------

January 24, 1997
North Brunswick, NJ

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1996 and 1995


                                                         1996              1995
                                                         ----              ----

   Assets
Cash and due from banks                             $  9,190,838     $ 6,348,014
Federal funds sold                                    20,100,000      21,000,000
Securities held to maturity (Note 2)                  13,889,332      14,129,902
Loans receivable, net of allowance for
loan losses of $842,103 in 1996 and
$867,189 in 1995 (Note 3)                             52,853,869      45,541,105
Premises and equipment, net (Note 4)                     924,433         769,788
Foreclosed real estate                                 3,577,329       3,613,007
Other assets                                             801,155       1,035,620
                                                    ------------     -----------

                                                    $101,336,956     $92,437,436
                                                    ============     ===========

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand                                              $ 25,622,228     $24,290,027
Savings and NOW deposits                              35,421,941      28,076,300
Other time (Note 7)                                   20,753,960      20,958,897
                                                    ------------     -----------
                                                      81,798,129      73,325,224

Borrowed funds (Note 5)                                  301,941         368,247
Accrued expenses and other
liabilities (Note 8)                                     583,956         853,885
                                                    ------------     -----------
                                                      82,684,026      74,547,356

Stockholders' equity
Common stock - par value
$2.00 per share-
3,000,000 shares authorized, 721,920
issued and outstanding                                 1,443,840       1,443,840
Additional paid-in capital                             4,284,804       4,284,804
Retained earnings                                     12,924,286      12,161,436
                                                    ------------     -----------
                                                      18,652,930      17,890,080
                                                    ------------     -----------
                                                    $101,336,956     $92,437,436
                                                    ============     ===========

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               1996         1995           1994
                                               ----         ----           ----
Interest income
Loans receivable                            $5,142,003   $4,820,722   $4,534,612
Securities held to maturity                    849,626    1,239,099      794,900
Federal funds sold                           1,158,089    1,161,657    1,066,363
                                            ----------   ----------   ----------
Total interest income                        7,149,718    7,221,478    6,395,875
                                            ----------   ----------   ----------

Interest expense
Interest on deposits                         1,969,950    1,800,844    1,350,988
Interest on borrowed funds                      13,635       21,976       15,262
                                            ----------   ----------   ----------
Total interest expense                       1,983,585    1,822,820    1,366,250
                                            ----------   ----------   ----------

Net interest income                          5,166,133    5,398,658    5,029,625
Provision for credit losses (Note 3)           410,000            -      400,000
                                            ----------   ----------   ----------
Net interest income after
provision
for credit losses                            4,756,133    5,398,658    4,629,625
                                            ----------   ----------   ----------

Other income
Service fees                                   718,039      784,591      655,503
Gain on sale of other real estate
owned                                                -            -      188,760
Other                                            2,000       56,300        1,697
                                            ----------   ----------   ----------


                                               720,039      840,891      845,960
                                            ----------   ----------   ----------
Other expenses
Salaries and employee benefits
(Note 6)                                     2,109,921    2,003,466    1,702,898
Occupancy expenses                             637,765      610,707      638,558
Equipment expenses                             185,051      173,871      182,297
Other                                        1,210,056    1,539,532    1,348,369
                                            ----------   ----------   ----------
                                             4,142,793    4,327,576    3,872,122
                                            ----------   ----------   ----------
Income before income taxes                   1,333,379    1,911,973    1,603,463
Income tax expense (Note 8)                    570,529      755,816      626,291
                                            ----------   ----------   ----------

Net income                                  $  762,850   $1,156,157   $  977,172
                                            ==========   ==========   ==========

Net income per share of common stock
(Note 9)                                    $     1.06   $     1.60   $     1.35
                                            ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                COMMON       ADDITIONAL      RETAINED
                                STOCK     PAID-IN CAPITAL    EARNINGS        TOTAL
                                ------    ---------------    --------       --------

Balance at December 31, 1993  $1,003,252   $ 1,420,982     $ 13,342,147   $ 15,766,381

Net income for 1994                    -             -          977,172        977,172

20% stock dividend (Note 9)      200,288     1,301,872       (1,506,690)        (4,530)
                             -----------   ------------      ------------   -----------

Balance at December 31, 1994   1,203,540     2,722,854       12,812,629     16,739,023

Net income for 1995                    -             -        1,156,157      1,156,157

20% stock dividend (Note 9)      240,300     1,561,950       (1,807,350)        (5,100)
                             -----------   ------------      ------------   -----------

Balance at December 31, 1995   1,443,840     4,284,804       12,161,436     17,890,080

Net income for 1996                    -             -          762,850        762 850
                            -----------   ------------      ------------   -----------

                            $ 1,443,840   $  4,284,804      $ 12,924,286   $18,652,930
                            ===========   ============      ============   ===========


The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                  1996           1995           1994
                                               -----------   ------------   ------------
Cash flows from operating activities:
   Net income                                  $   762,850   $  1,156,157   $    977,172
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation                                  195,726         95,625        118,993
     Net accretion of securities discounts
      and premiums                                 (79,133)      (417,896)      (191,688)
     Provision for credit losses                   410,000           --          400,000
     Benefit for deferred income taxes            (105,271)       (20,871)        (7,557)
     (Increase) decrease in accrued interest
      receivable and other assets                  319,110        (90,618)      (310,213)
     Increase (decrease) in accrued expenses,
      taxes and other liabilities                 (242,963)        77,964        266,066
                                               -----------   ------------   ------------
      Cash provided by operating activities      1,260,319        800,361      1,252,773

Cash flows from investing activities:
   Decrease in federal funds sold                  900,000      7,800,000        600,000
   Maturities of investment securities           7,000,000     13,000,000     10,000,000
   Principal repayments on investment
    securities                                     284,703        226,966      1,016,605
   Purchase of investment securities            (6,965,000)    (5,255,465)   (20,207,987)
   Net increase in loans                        (8,619,148)      (161,771)    (4,168,116)
   Acquisitions of premises & equipment           (282,112)       (14,494)      (128,124)
   Net decrease in foreclosed real estate          857,463        427,112        816,239
                                               -----------   ------------   ------------
      Cash provided by (used in) investing
       activities                               (6,824,094)    16,022,348    (12,071,383)

Cash flows from financing activities:
   Dividends paid                                     --           (5,100)        (4,530)
   Increase (decrease) in demand deposits        1,332,201       (550,524)    (1,018,845)
   Increase (decrease) in savings and
       NOW deposits                              7,345,641     (7,198,895)     6,549,494
   Increase (decrease) in other time deposits     (204,937)    (6,628,489)     1,771,621
   Decrease in borrowed funds                      (66,306)      (164,483)       (78,128)
                                               -----------   ------------   ------------
      Cash provided by (used in)
       financing activities                      8,406,599    (14,547,491)     7,219,612
                                               -----------   ------------   ------------

Increase (decrease) in cash and cash
  equivalents                                    2,842,824      2,275,218     (3,598,998)
Cash and cash equivalents at January 1           6,348,014      4,072,796      7,671,794
                                               -----------   ------------   ------------
Cash and cash equivalents at December 31       $ 9,190,838   $  6,348,014   $  4,072,796
                                               ===========   ============   ============

Interest paid                                  $ 1,982,583   $  1,730,496   $  1,349,700
                                               ===========   ============   ============
Income taxes paid                              $   598,096   $    820,246   $    633,970
                                               ===========   ============   ============

Supplemental Disclosures - Noncash Investing and Financing Activities
       During the years ended December 31, 1996, 1995 and 1994, $896,384, $249,927, and $617,699, respectively, in loan balances were transferred to other real estate owned as a result of foreclosure proceedings.

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

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

     Securities Held to Maturity
     Under the provisions of Statement on Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in securities are classified as Securities Held to Maturity. The Company has the ability and positive intent to hold all investments in bonds, notes and debentures until maturity date. Investments are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity.

     Loans Receivable
     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan loses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

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

Premises and Equipment
Properties and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method.

Foreclosed Real Estate
Foreclosed real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value. At the date of acquisition, losses are charged to the allowance for loan losses, and subsequent write downs are charged to expense in the period they are incurred.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

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

Effect of New Financial Accounting Standards
The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by No. 118, was effective for the Company for the year beginning January 1, 1995 and requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

In December 1991, the Financial Accounting Standards Board issued SFAS No. 107. Disclosures about Fair Value of Financial Instruments. SFAS No. 107 was effective beginning in 1995. SFAS No. 107 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statements of financial position, for which it is practical to estimate fair value.

The Company adopted SFAS No. 114 and No. 107 as of January 1, 1995 The effects of adoption have not been material to the financial position or results of operations.

Fair Values of Financial Instruments
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1996.

Cash and Due from Banks and Federal Funds Sold
The carrying amounts of cash and due from banks and Federal funds sold approximate fair value.

Investment Securities Held to Maturity
Fair values of securities are based on quoted market prices.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

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

(2)  Securities Held to Maturity
     The carrying amounts of investment securities as shown in the consolidated statements of condition of the Company and their approximate fair values at December 31 were as follows:
                                              Gross        Gross
                                 Amortized    Unrealized   Unrealized  Fair
                                 Cost         Gains        Losses      Value
                                 ---------    ----------   ----------  -----
   December 31, 1996
U.S. Government and
agency securities               $12,389,729    $347,012    $3,684    $12,733,057
Municipal securities                104,988           -         -        104,988
Other securities                  1,394,615      37,640         -      1,432,255
                                -----------    --------    ------    -----------
Totals                          $13,889,332    $384,652    $3,684    $14,270,300
                                ===========    ========    ======    ===========

December 31, 1995
U.S. Government and
agency securities               $12,586,415    $493,919    $  885    $13,079,449
Municipal securities                151,564           -         -        151,564
Other securities                  1,391,923      57,582         -      1,449,505
                                -----------    --------    ------    -----------
Totals                          $14,129,902    $551,501    $  885    $14,680,518
                                ===========    ========    ======    ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

     The scheduled maturities of investment securities as of December 31, 1996 were as follows:

                                                      Amortized         Fair
                                                        Cost            Value
                                                      ----------      ---------
Due in one year or less                              $12,007,366     $12,009,420
Due after one year through five years                    850,657         888,243
Due after five years through ten years                   650,000         650,000
Due after ten years                                      381,309         722,637
                                                     -----------     -----------
Totals                                               $13,889,332     $14,270,300
                                                     ===========     ===========

     Securities, carried at $9,725,327 and $9,010,466 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on their ultimate maturity dates. The mortgage-backed securities will mature earlier because of principal repayments.

(3)   Loans
      The components of loans in the consolidated statements of condition are as follows:

                                                     1996               1995
                                                   --------            -------
Commercial                                        $27,511,401        $19,168,053
Real estate construction                            2,205,863          3,256,448
Commercial real estate                             13,519,317         11,860,404
Residential real estate                             9,465,725         11,057,255
Consumer                                            1,111,539          1,120,594
                                                  -----------        -----------
                                                   53,813,845         46,462,754
Less
Allowance for credit losses                           842,103            867,189
Unearned fees                                         117,873             54,460
                                                  -----------        -----------
                                                  $52,853,869        $45,541,105
                                                  ===========        ===========

      An analysis of the change in the allowance for credit losses follows:

                                              1996           1995        1994
                                            --------       --------    --------
Balance at January 1                        $867,189      $1,000,159  $ 793,342
Credits charged off                         (453,075)       (573,660)  (450,229)
Recoveries                                    17,989         440,690    257,046
                                            --------      ----------  ---------
Net credit charged off                      (435,086)       (132,970)  (193,183)
Provision for credit losses                  410,000            -       400,000
                                            --------      ----------  ---------
Balance at December 31                      $842,103      $  867,189  $1,000,159
                                            ========      ==========  ==========

     Impairment of loans having recorded investments of $132,600 and $136,000 at December 31, 1996 and 1995, respectively, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No.
     118. Recorded investments in other impaired loans were $2,370,382 and $2,294,820 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans during 1996 and 1995 was approximately $2,450,000 and $2,500.00, respectively. The total allowance for loan losses related to these loans was $79,500 and $77,000 on December 31, 1996 and 1995, respectively. Interest income of approximately $160,000, $165,000, and

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

     $25,000 on impaired loans was recognized for cash payments received in 1996, 1995 and 1994, respectively.

(4) Premises and Equipment Components of premises and equipment included in the consolidated statements of condition at December 31, 1996 and 1995 were as follows:

                                                      Estimated
                                            Lives        1996         1995
                                          ---------    --------     ------
Cost
Land                                                  $  300,705   $  300,705
Bank premises                            25-35 years     562,049      562,049
Furniture and equipment                  5-10 years      854,394      635,739
Leasehold improvements                   5-25 years       70,137      284,456
                                                      ----------   ----------
                                                       1,787,285    1,782,949
Less accumulated depreciation                            862,852    1,013,161
                                                      ----------   ----------
Net book value                                        $  924,433   $  769,788
                                                      ==========   ==========

Certain Bank facilities are leased under various operating leases. Rental expense was $424,152, $404,149, and $410,929, in 1996, 1995 and 1994
respectively. Future minimum rental commitments under noncancelable leases are:

            1997                                 $  324,306
            1998                                    321,175
            1999                                    332,212
            2000                                    341,477
            2001                                    350,015
            Thereafter                            1,503,025
                                                 ----------
                                                 $3,172,210
                                                 ==========

(5) Borrowed Funds Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date.

(6) Employee Benefits The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually-determined employer match on employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totalled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $84,000, $64,542, and $78,255 for 1996, 1995, and 1994,
     respectively.

(7) Composition of Deposits The aggregate amount of certificates of deposit with miniumum balances of $100,000 was $10,434,279 and $9,924,280 at December 31, 1996 and 1995, respectively. All certificates of deposit mature within one year of issuance.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

(8)  Income Taxes
     The consolidated provision for income taxes consists of the following:

                                        1996           1995         1994
                                        ----           ----         ----
Currently payable
Federal                               $511,800       $599,187     $462,248
State                                  164,000        177,500      171,600
                                      --------        --------    --------
                                       675,800        776,687      633,848
Deferred                              (105,271)       (20,871)      (7,557)
                                      --------       --------     --------
                                      $570,529       $755,816     $626,291
                                      ========       ========     ========

     As of December 31, 1996 and 1995, the principal temporary differences resulting in deferred tax assets and liabilities are as follows:

      Deferred tax assets                      1996              1995
                                              ------            -----
        Loans                                $237,182          $142,306
        Deferred compensation                  96,000            48,000
      Deferred tax liabilities
        Properties & equipment                149,015           111,410
                                             --------          --------
          Net deferred tax asset             $184,167          $ 78,896
                                             ========          ========

     The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:

                                                1996         1995         1994
                                              --------     --------     ------
      Statutory federal income tax rate          34%          34%          34%
      Effect on tax rate of:
            Tax-exempt securities                (1)          (1)          (1)
            Tax-exempt loan income               (1)          (3)          (3)
            State taxes                           6            5            5
            Nondeductible items                   4            5            4
            Other                                 -           (1)          -
                                                ---           ---          ---
            Effective tax rate                  42%           39%          39%
                                                ===           ===          ===

     (9)  Stock Dividend

     The Board of Directors declared a 20% stock dividend payable on December 8, 1995 to stockholders of record on October 6, 1995. The stock dividend resulted in the Company issuing 120,150 shares with a per share value of $15. Cash dividends were paid in lieu of fractional shares resulting from the stock dividend.

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

(10) Related Parties The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

     Loans
     Related parties were indebted to the Company for loans totalling $6,380,634 as of December 31, 1995. During 1996, additional advances of $3,297,187 were made and $3,059,327 was retired for a balance of $6,618,494 as of December 31, 1996.

     Rent
     One operating location of the Bank is leased from a related party. Rent paid to that party totalled $290,360, $267,911, and $259,727, for the years ended December 31, 1996, 1995 and 1994, respectively.

     Loan participations sold
     Certain loans and loan participations were sold to a related party without recourse, in prior years. As of December 31, 1996 and 1995, said instruments totalled $400,783 and $464,741, respectively.

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

(11)  Contingent Liabilities and Commitments
      The Bank's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, commercial letters of credit, and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1996 is as follows:

      Commitments to extend credit                                  $  9,795,427
      Commercial letters of credit                                       147,231
      Standby letters of credit                                          718,748
      Commercial lines of credit available                             4,838,603
      Consumer lines of credit available                               1,920,289
                                                                    ------------
                                                                    $ 17,420,298

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

     The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising form such litigation and claims will not be material to the consolidated financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

     The Bank entered into an agreement on September 3, 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. The contract price is $235,000; a deposit of $1,000 has been made. The property purchase is contingent upon receiving regulatory, zoning, and building approvals. As of the date of these financial statements, regulatory approvals have been received; zoning and building approvals are pending. Upon receipt of the outstanding approvals, the remainder of the contract price will become due and payable within the ensuing six-month time period.

(12) Concentrations of Credit Risk All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $27,511,401 as of December 31, 1996, approximately $8,000,000 of those loans are collateralized by stock in one publicly-traded company. The market value of stock collateralizing those loans totals approximately $16,000,000 as of the same date. Investments in state and municipal securities also involve governmental units within the Bank's market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loan to value ratios of no greater than 75%.

(13) Fair Value of Financial Instruments The following table presents the carrying amounts and estimated fair values of financial instruments at December 31, 1996 and 1995:

                                    December 31, 1996       December 31, 1995
                                    -----------------       -----------------
                                    Carrying    Fair        Carrying   Fair
           (In thousands)             Value     Value         Value    Value
                                    --------    -----       --------   -----
Financial assets
Cash and due from banks              $ 9,191  $ 9,191       $ 6,348  $ 6,348
Federal funds sold                    20,100   20,100        21,000   21,000
Securities held to maturity           13,889   14,270        14,130   14,681
Loans, net                            52,854   53,626        45,541   46,190
Accrued interest receivable              578      578           810      810

Financial liabilities
Deposit liabilities                   81,798   81,765        73,325   74,170
Borrowed funds                           302      302           368      368
Accrued interest payable                 277      277           284      284

Off-balance-sheet liability
  instruments
Loan commitments                         n/a   16,554           n/a    8,918
Standby letters of credit                n/a      719           n/a      940
Commercial letters of credit             n/a      147           n/a       73

(14) Regulatory Matters
     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

     financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures extablished by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

     The Company's actual capital amounts and ratios compared to regulatory minimum ratios and amounts are presented as follows (in thousands):

                                                    For Capital
                                                     Adequacy        Well
                                          Actual     Purposes      Capitalized
                                          ------     -----------    ----------
December 31, 1996
  Total Capital                         $ 18,653      $   4,708      $   5,885
    % of risk-weighted assets              31.70%          8.00%         10.00%
  Tier I Capital                          18,538          2,354          3,531
    % of risk-weighted assets              31.50%          4.00%          6.00%
  Tier I Capital                          18,538          3,958          4,947
    % of average assets                    18.74%          4.00%          5.00%

December 31, 1995
  Total Capital                         $ 17,890      $   4,171      $   5,214
    % of risk-weighted assets              34.31%          8.00%         10.00%
  Tier I Capital                          17,758          2,086          3,128
    % of risk-weighted assets              34.06%          4.00%          6.00%
  Tier I Capital                          17,758          3,690          4,612
    % of average assets                    19.25%          4.00%          5.00%


                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

(15) Selected Quarterly Financial Data (Unaudited) Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                       1996
                                       -----------------------------------------
                                       March      June       September  December
                                       ------    ------      ---------  --------
Interest income                        $1,660     $1,856     $1,788     $ 1,846
Interest expense                          487        487        515         495
                                       ------     ------     ------     -------
Net interest income                     1,173      1,369      1,273       1,351
Provision for credit
losses                                     75        135        140          60
                                       ------     ------     ------     -------
Net interest income
after provision for
credit losses                           1,098      1,234      1,133       1,291
Other income                              192        192        211         125
Other expenses                          1,035      1,093      1,021         994
                                       ------     ------     ------     -------
Income before income
taxes                                     255        333        323         422
Income tax expense                        114        138        138         180
                                       ------     ------     ------     -------

Net income                             $  141     $  195     $  185     $   242
                                       ======     ======     ======     =======

Net income per share                   $  .20     $  .27     $  .25     $   .34
                                       ======     ======     ======     =======


                                                       1995
                                       -----------------------------------------
                                       March      June      September   December
                                       -----      -----     ---------   --------
Interest income                        $1,852     $1,809     $1,808     $ 1,753
Interest expense                          378        480        458         507
                                       ------     ------     ------     -------
Net interest income                     1,474      1,329      1,350       1,246
Provision for credit
losses                                    175        125         50        (350)
                                       ------     ------     ------     -------
Net interest income
after provision for
credit losses                           1,299      1,204      1,300       1,596
Other income                              165        276        196         204
Other expenses                          1,046      1,135      1,139       1,008
                                       ------     ------     ------     -------
Income before income
taxes                                     418        345        357         792
Income tax expense                        195        196        202         163
                                       ------     ------     ------     -------

Net income                             $  223     $  149     $  155     $   629
                                       ======     ======     ======     =======

Net income per share                   $  .31     $  .21     $  .21     $   .87
                                       ======     ======     ======     =======

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

(16) Condensed Financial Information of Brunswick Bancorp (Parent Only) Balance Sheets

                                                            December 31,
                                                      --------------------------
                                                         1996            1995
                                                      -----------    -----------
Assets
Due from banks - demand
deposits with
the Bank                                              $   612,393    $   380,810
Investments - certificate
of deposit
with the Bank                                             184,992        467,059
Loans receivable                                          400,000              -
Investment in the Bank                                 14,146,760     13,639,388
Foreclosed real estate                                  3,408,641      3,474,455
Accrued interest receivable and other assets                5,544         11,068
                                                      -----------    -----------

                                                      $18,758,330    $17,972,780
                                                      ===========    ===========
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities                $   105,400    $    82,700
Common stock - par value $2 per share -
3,000,000 shares authorized, 721,920
issued and outstanding                                  1,443,840      1,443,840
Additional paid-in capital                              4,284,804      4,284,804
Retained earnings                                      12,924,286     12,161,436
                                                      -----------    -----------
                                                       18,652,930     17,890,080
                                                       ----------     ----------
                                                      $18,758,330    $17,972,780
                                                      ===========    ===========

      Statements of Income
                                            Year Ended December 31,
                                      ----------------------------------
                                        1996        1995         1994
                                      --------    --------     ---------
Interest income                       $ 49,475   $   22,796    $  23,566
Dividends from the Bank                250,000      197,518         --
Other income                              --         34,231        7,446
Other expenses                        (12,303)      (11,452)     (13,927)
                                      --------   ----------    ---------
  Income before income taxes and
   equity in undistributed net
   income of the Bank                  287,172      243,093       17,085
Income tax expense                      31,694        8,100      (20,163)
                                      --------   ----------    ---------
  Income before equity in undistri-
    buted net income the Bank          255,478      234,993       37,248
Equity in undistributed net income
  of the Bank                          507,372      921,164      939,924
                                      --------   ----------    ---------

   Net income                         $762,850   $1,156,157     $977,172
                                      ========   ==========    =========

Net income per share of common stock  $   1.06   $     1.60     $   1.35
                                      ========   ==========    =========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

Statements of Cash Flows
                                                   Year Ended December 31,
                                            -----------------------------------
                                               1996       1995           1994
                                            ---------  -----------    ---------
Cash flows from operating activities
Net income                                  $ 762,850  $ 1,156,157    $ 977,172
Adjustments to reconcile net income
to cash provided by operating
activities
Depreciation                                   74,599         --           --
(Increase) decrease in other
assets                                          5,524       63,643      (65,265)
Increase in other liabilities                  22,700       23,400       47,407
Equity in undistributed net
income of the Bank                           (507,372)    (921,164)
                                            ---------  -----------    ---------

Cash provided by operating activities         358,301      322,036       19,390

Cash flows from investing activities
Net (increase) decrease in loans             (400,000)        --        134,700
Net (increase) decrease in
certificates of deposit                       282,067      (19,171)
Acquisition of other real estate
owned                                          (8,785)     (76,705)        --
                                            ---------  -----------    ---------

Cash provided by (used in)
investing activities                         (126,718)     (95,876)     117,627

Cash flows from financing activities
Cash dividends paid                              --         (5,100)      (4,530)
                                            ---------  -----------    ---------

Cash used in financing activities                --         (5,100)      (4,530)
                                            ---------  -----------    ---------

Increase (decrease) in cash                   231,583      221,060      132,487
Cash and cash equivalents, beginning
of year                                       380,810      159,750       27,263
                                            ---------  -----------    ---------

Cash and cash equivalents, end of
year                                        $ 612,393  $   380,810    $ 159,750
                                            =========  ===========    =========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 1996.