Form 10-Q
period 1997-03-31
BRUNSWICK BANCORP
filed 1997-04-30
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------



Quarter ended March 31, 1997                     Commission file number 0-14403


                                BRUNSWICK BANCORP
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)

                                 --------------

         NEW JERSEY                                             22-2610694
         ----------                                             ----------
(State of Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


         NEW BRUNSWICK, NEW JERSEY                                08901
         -------------------------                                -----
(Address of principal executive offices)                        (Zip Code)


                                 (908) 247-5800
                                 --------------
               (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
                                 --------------
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


COMMON STOCK, PAR VALUE $2.00                            721,920 SHARES
-----------------------------                            --------------
      (Class of Stock)                           (Outstanding at March 31, 1997

                                 --------------


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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       ----------------------------------


                                    I N D E X
                                    ---------



                                                                       P A G E
                                                                       -------
PART I - FINANCIAL INFORMATION
------------------------------
 Item 1. Financial Statements (Unaudited):

         Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996                             1

         Consolidated Statements of Income
         Three Months Ended March 31, 1997, 1996 and 1995                 2

         Consolidated Statements of Stockholders' Equity
         Three Months Ended March 31, 1997, 1996 and 1995                 3

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1997, 1996 and 1995                 4

         Notes to Consolidated Financial Statements                      5-6

 Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                          7-8


PART II - OTHER INFORMATION
---------------------------

 Item 6. Exhibits and Reports on Form 8-K                                 9


 Signatures                                                              10

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                       MAR 31             DEC 31
                                                        1997               1996
                                                        ----               ----
ASSETS:
    Cash and due from banks                         $ 5,984,131       $  9,190,838
    Federal funds sold                               10,100,000         20,100,000
    Securities held to maturity                      17,875,894         13,889,332
    Loans receivable, net                            53,212,746         52,853,869
    Premises and equipment                            1,032,481            924,433
    Foreclosed real estate                            3,549,544          3,577,329
    Other assets                                      1,071,454            801,155
                                                    -----------       ------------

           NET ASSETS                               $92,826,250       $101,336,956
                                                    ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
     Deposits:
      Demand deposits                               $23,792,290       $ 25,622,228
      NOW accounts                                   14,954,261         21,664,491
      Savings deposits                               13,363,665         13,757,450
      Time deposits                                  20,594,154         20,753,960
                                                    -----------       ------------

           Total deposits                            72,704,370         81,798,129
    Borrowed funds                                      485,485            301,941
    Accrued expenses and other liabilities              802,363            583,956
                                                    -----------       ------------

           Total liabilities                         73,992,218         82,684,026
                                                    -----------       ------------

    Stockholders' equity:
     Common stock, par value $2.00:
      Authorized 3,000,000 shares;
      issued 721,920 shares                           1,443,840          1,443,840
     Additional paid-in capital                       4,284,804          4,284,804
     Retained earnings                               13,105,388         12,924,286
                                                    -----------       ------------

           Total stockholders' equity                18,834,032         18,652,930
                                                    -----------       ------------


           TOTAL LIABILITIES AND STOCKHOLDERS
            EQUITY                                  $92,826,250       $101,336,956
                                                    ===========       ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 1997, 1996 AND 1995
                                    UNAUDITED

                                                1997             1996             1995
                                             ----------       ----------       ----------
INTEREST INCOME:
    Interest and fees on loans               $1,345,664       $1,129,913       $1,254,617
    Interest on investment securities:
     Taxable                                    222,560          232,397          343,633
     Exempt from Federal income tax               2,100            3,031            3,892
    Interest on Federal funds sold              229,144          295,025          249,756
                                             ----------       ----------       ----------

           Total interest income              1,799,468        1,660,366        1,851,898
                                             ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                        483,181          482,625          372,853
    Interest on borrowed funds                    3,432            4,200            5,342
                                             ----------       ----------       ----------

           Total interest expense               486,613          486,825          378,195
                                             ----------       ----------       ----------


Net interest income                           1,312,855        1,173,541        1,473,703
Provision for credit losses                     170,000           75,000          175,000
                                             ----------       ----------       ----------

Net interest income after
 provision for credit losses                  1,142,855        1,098,541        1,298,703
                                             ----------       ----------       ----------

NON-INTEREST INCOME:
    Service fees                                188,952          168,033          165,620
    Other non-interest income                        --           24,035               --
                                             ----------       ----------       ----------

           Total non-interest income            188,952          192,068          165,620
                                             ----------       ----------       ----------

NON-INTEREST EXPENSES:
    Salaries and wages                          399,579          442,654          353,792
    Employee benefits                           109,540          110,283           79,044
    Occupancy                                   154,437          165,029          156,928
    Furniture and equipment                      40,489           35,771           33,263
    Other non-interest expenses                 290,180          281,354          423,458
                                             ----------       ----------       ----------

           Total non-interest expenses          994,225        1,035,091        1,046,485
                                             ----------       ----------       ----------

Income before income taxes                      337,582          255,518          417,838
Income tax expense                              156,480          113,887          194,973
                                             ----------       ----------       ----------

NET INCOME                                   $  181,102       $  141,631       $  222,865
                                             ==========       ==========       ==========


NET INCOME PER SHARE                         $      .25       $      .20       $      .31
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1997, 1996 AND 1995
                                    UNAUDITED

                           COMMON                           RETAINED
                           STOCK            SURPLUS         EARNINGS            TOTAL
                           -----            -------         --------            -----
Balance
    Dec. 31, 1994        $1,203,540       $2,722,854       $12,812,629       $16,739,023

    Net income                   --               --           222,865           222,865
                         ----------       ----------       -----------       -----------
Balance
    March 31, 1995       $1,203,540       $2,722,854       $13,035,494       $16,961,888
                         ==========       ==========       ===========       ===========

Balance
    Dec. 31, 1995        $1,443,840       $4,284,804       $12,161,436       $17,890,080

    Net income                   --               --           141,631           141,631
                         ----------       ----------       -----------       -----------
Balance
    March 31, 1996       $1,443,840       $4,284,804       $12,303,067       $18,031,711
                         ==========       ==========       ===========       ===========

Balance
    Dec. 31, 1996        $1,443,840       $4,284,804       $12,924,286       $18,652,930

    Net income                   --               --           181,102           181,102
                         ----------       ----------       -----------       -----------
Balance
    March 31, 1997       $1,443,840       $4,284,804       $13,105,388       $18,834,032
                         ==========       ==========       ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1997, 1996 AND 1995
                                    UNAUDITED

                                             1997              1996            1995
                                             ----              ----            ----
OPERATING ACTIVITIES:
Net income                              $    181,102        $  141,631       $  222,865
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                170,000            75,000          175,000
    Depreciation and amortization             31,090            24,972           23,902
    Net accretion of securities
     discounts                               (14,528)          (13,808)        (175,965)
    (Increase) decrease in other
     assets                                 (270,299)          169,404           99,069
    Increase in accrued expenses
     and other liabilities                   218,407           141,176          165,301
                                        ------------        ----------       ----------

           CASH FLOWS FROM
            OPERATING ACTIVITIES             315,772           538,375          510,172
                                        ------------        ----------       ----------

INVESTING ACTIVITIES:
 Net (increase) decrease in
    Federal funds sold                    10,000,000        (4,000,000)      10,200,000
 Maturities of investment
    securities                             7,000,000         7,000,000               --
 Principal repayments on invest-
    ment securities                           40,266            66,468           40,742
 Purchase of investment
    securities                           (11,012,300)       (6,965,000)              --
 Net (increase) decrease in loans
    receivable                              (501,092)       (2,214,685)         107,274
 Acquisitions of premises and
    equipment                               (139,138)          (83,977)              --
                                        ------------        ----------       ----------

           CASH FLOWS FROM
            INVESTING ACTIVITIES           5,387,736        (6,197,194)      10,348,016
                                        ------------        ----------       ----------

FINANCING ACTIVITIES:
 Net increase (decrease) in
    demand deposits                       (1,829,938)        1,935,293        2,159,002
 Net increase (decrease) in
    NOW accounts                          (6,710,230)        4,394,240       (5,466,582)
 Net increase (decrease) in
    savings deposits                        (393,785)           59,783           87,108
 Net increase (decrease) in
    time deposits                           (159,806)       (1,649,172)      (7,919,570)
 Net increase (decrease) in
    borrowed funds                           183,544             9,995         (438,750)
                                        ------------        ----------       ----------

           CASH FLOWS FROM
            FINANCING ACTIVITIES          (8,910,215)        4,750,139      (11,578,792)
                                        ------------        ----------       ----------

Decrease in cash and cash
 equivalents                              (3,206,707)         (908,680)        (720,604)
Cash and cash equivalents at
 January 1                                 9,190,838         6,348,014        4,072,796
                                        ------------        ----------       ----------
Cash and cash equivalents at
 March 31                               $  5,984,131        $5,439,334       $3,352,192
                                        ============        ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    UNAUDITED


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



NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                MARCH 31, 1997
                                         BOOK VALUE       MARKET VALUE
                                         ----------       ------------
U.S. Treasury                           $ 5,010,683       $ 5,010,800
U.S. Government Agencies                 11,377,167        11,540,291
States and political subdivisions            92,756            92,756
Other securities                          1,395,288         1,424,545
                                        -----------       -----------

                                        $17,875,894       $18,068,392
                                        ===========       ===========


                                              DECEMBER 31, 1996
                                         BOOK VALUE       MARKET VALUE
                                         ----------       ------------
U.S. Treasury                           $12,007,366       $12,009,420
U.S. Government Agencies                    382,363           723,637
States and political subdivisions           104,988           104,988
Other securities                          1,394,615         1,432,255
                                        -----------       -----------

                                        $13,889,332       $14,270,300
                                        ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:

                                     MARCH 31          DECEMBER 31
                                       1997                1996
                                     --------          -----------
Commercial loans                    $27,362,236       $27,511,401
Real estate loans                    25,865,266        25,190,905
Consumer loans                        1,165,743         1,111,539
                                    -----------       -----------

                                     54,393,245        53,813,845
Less:
  Allowance for credit losses         1,026,827           842,103
  Unearned income                       153,672           117,873
                                    -----------       -----------

                                    $53,212,746       $52,853,869
                                    ===========       ===========


NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                      MARCH 31       DECEMBER 31
                                          1997             1996
                                      --------       ----------
Land                                $  300,705       $  300,705
Buildings                              562,049          562,049
Leasehold improvements                  70,137           70,137
Equipment                              993,532          854,394
                                    ----------       ----------

                                     1,926,423        1,787,285
Less accumulated depreciation
 and amortization                      893,942          862,852
                                    ----------       ----------

                                    $1,032,481       $  924,433
                                    ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


The most significant change in the Corporation's Balance Sheet since December 31, 1996 is the decrease in deposits of approximately $9,000,000. Most of this decrease occurred in Public Funds NOW accounts.

As a result of this decrease in deposits, Federal funds sold decreased by $10,000,000.

Also noteworthy is an increase of approximately $185,000 in the allowance for credit losses which resulted mainly from $170,000 in credit loss provisions. At March 31, 1997, the allowance for credit losses represented 1.9% of total loans and 25.4% of past due and nonaccrual loans.

The results of operations for the first quarter of 1997, compared to the same period of 1996, show an increase in income before taxes of approximately $82,000. The main reasons for this increase are a $139,000 increase in net interest income offset by a increase in the provision for credit losses of $95,000, and a decrease in non-interest expenses of approximately $41,000. The decrease in net interest income is analyzed in detail on page 8.

The $24,000 of other non-interest income reported for the first quarter of 1996 represents rental income on properties acquired through foreclosure net of applicable expenses. During the first quarter of 1997, expenses exceeded rental income and the resulting net expenses is included in other non-interest expenses for that period.

Salaries and wages decreased by $43,000 mostly because of reductions to staff. All other non-interest expenses were comparable to 1996 amounts.

The Corporation's capital position continues to be one of its strong points. At March 31, 1997 our total risk-based capital ratios was 28.9% which is well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)



                                          Increase (Decrease) Due to Changes in

                                         Volume          Rates           Total
                                         ------          -----           -----
Three Months Ended March 31, 1997
                 Versus
Three Months Ended March 31, 1996
Interest income on:
    Loans                               $  203          $   12           $   215
    Investment securities               (    8)         (    2)          (    10)
    Federal funds sold                  (   60)         (    6)          (    66)
                                        ------          ------           -------


           Total interest income           135               4               139
                                        ------          ------           -------

Interest expense on:
    Deposits                                13          (   13)                0
    Borrowed funds                           0               0                 0
                                        ------          ------           -------

           Total interest expense           13          (   13)                0
                                        ------          ------           -------

           Net interest income          $  122          $   17           $   139
                                        ======          ======           =======

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three month period ended March 31, 1997.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                       BRUNSWICK BANCORP AND SUBSIDIARIES




     04-24-97                          Carmen J. Gumina
----------------                       --------------------------------------
       Date                            Carmen J. Gumina
                                       President




     04-24-97                          Thomas Fornale
---------------                        --------------------------------------
       Date                            Thomas Fornale
                                       Treasurer