Form 10-Q
period 1997-06-30
BRUNSWICK BANCORP
filed 1997-07-30
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



Quarter ended June 30, 1997                      Commission file number 0-14403


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


COMMON STOCK, PAR VALUE $2.00                           721,920 SHARES
         (Class of Stock)                       (Outstanding at June 30, 1997)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                       NO

                       BRUNSWICK BANCORP AND SUBSIDIARIES



                                    I N D E X

                                                                               P A G E
                                                                               -------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

                  Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996                             1

                  Consolidated Statements of Income
                  Six Months Ended June 30, 1997, 1996 and 1995                   2

                  Consolidated Statements of Income
                  Quarters Ended June 30, 1997, 1996 and 1995                     3

                  Consolidated Statements of Stockholders' Equity
                  Six Months Ended June 30, 1997, 1996 and 1995                   4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997, 1996 and 1995                   5

                  Notes to Consolidated Financial Statements                     6-7

 Item 2. Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                          8-9


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                        10


 Signatures                                                                      11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                             JUNE 30          DEC 31
                                                              1997             1996
                                                              ----             ----
ASSETS:
    Cash and due from banks                              $  6,918,856     $  9,190,838
    Federal funds sold                                     25,200,000       20,100,000
    Securities held to maturity                            12,842,368       13,889,332
    Loans receivable, net                                  54,201,597       52,853,869
    Premises and equipment                                    992,183          924,433
    Foreclosed real estate                                  3,434,048        3,577,329
    Other assets                                            1,221,139          801,155
                                                         ------------     ------------

           TOTAL ASSETS                                  $104,810,191     $101,336,956
                                                         ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
     Deposits:
      Demand deposits                                    $ 25,603,477     $ 25,622,228
      NOW accounts                                         22,788,022       21,664,491
      Savings deposits                                     13,006,770       13,757,450
      Time deposits                                        23,148,666       20,753,960
                                                         ------------     ------------

           Total deposits                                  84,546,935       81,798,129
    Borrowed funds                                            505,426          301,941
    Accrued expenses and other liabilities                    647,027          583,956
                                                         ------------     ------------

           Total liabilities                               85,699,388       82,684,026
                                                         ------------     ------------

    Stockholders' equity:
     Common stock, par value $2.00:
      Authorized 3,000,000 shares;
      issued 721,920 shares                                 1,443,840        1,443,840
     Additional paid-in capital                             4,284,804        4,284,804
     Retained earnings                                     13,382,159       12,924,286
                                                         ------------     ------------

           Total stockholders' equity                      19,110,803       18,652,930
                                                         ------------     ------------


           TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $104,810,191     $101,336,956
                                                         ============     ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  SIX MONTHS ENDED JUNE 30, 1997, 1996 AND 1995
                                    UNAUDITED


                                              1997           1996            1995
                                              ----           ----            ----
INTEREST INCOME:
    Interest and fees on loans             $2,827,851     $2,510,764     $2,435,429
    Interest on investment securities:
     Taxable                                  519,398        436,321        686,494
     Exempt from Federal income tax             3,955          5,837          7,575
    Interest on Federal funds sold            451,353        563,321        531,415
                                           ----------     ----------     ----------

           Total interest income            3,802,557      3,516,243      3,660,913
                                           ----------     ----------     ----------

INTEREST EXPENSE:
    Interest on deposits                      967,928        967,166        847,509
    Interest on borrowed funds                  7,018          6,593         10,821
                                           ----------     ----------     ----------

           Total interest expense             974,946        973,759        858,330
                                           ----------     ----------     ----------


Net interest income                         2,827,611      2,542,484      2,802,583
Provision for credit losses                   360,000        210,000        300,000
                                           ----------     ----------     ----------

Net interest income after
 provision for credit losses                2,467,611      2,332,484      2,502,583
                                           ----------     ----------     ----------

NON-INTEREST INCOME:
    Service fees                              425,561        349,712        440,264
    Other non-interest income                    --           34,651          1,500
                                           ----------     ----------     ----------

           Total non-interest income          425,561        384,363        441,764
                                           ----------     ----------     ----------

NON-INTEREST EXPENSES:
    Salaries and wages                        823,641        891,709        748,393
    Employee benefits                         227,407        223,475        156,454
    Occupancy                                 322,781        341,630        299,489
    Furniture and equipment                    94,306         78,821         78,418
    Other non-interest expenses               609,745        592,237        899,441
                                           ----------     ----------     ----------

           Total non-interest expenses      2,077,880      2,127,872      2,182,195
                                           ----------     ----------     ----------

Income before income taxes                    815,292        588,975        762,152
Income tax expense                            357,419        251,636        390,756
                                           ----------     ----------     ----------

NET INCOME                                 $  457,873     $  337,339     $  371,396
                                           ==========     ==========     ==========


NET INCOME PER SHARE                       $      .63     $      .47     $      .62
                                           ==========     ==========     ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   QUARTERS ENDED JUNE 30, 1997, 1996 AND 1995
                                    UNAUDITED

                                              1997           1996           1995
                                              ----           ----           ----
INTEREST INCOME:
    Interest and fees on loans             $1,482,187     $1,380,851     $1,180,812
    Interest on investment securities:
     Taxable                                  296,838        203,924        342,861
     Exempt from Federal income tax             1,855          2,806          3,683
    Interest on Federal funds sold            222,209        268,296        281,659
                                           ----------     ----------     ----------

           Total interest income            2,003,089      1,855,877      1,809,015
                                           ----------     ----------     ----------

INTEREST EXPENSE:
    Interest on deposits                      484,747        484,541        474,656
    Interest on borrowed funds                  3,586          2,393          5,479
                                           ----------     ----------     ----------

           Total interest expense             488,333        486,934        480,135
                                           ----------     ----------     ----------


Net interest income                         1,514,756      1,368,943      1,328,880
Provision for credit losses                   190,000        135,000        125,000
                                           ----------     ----------     ----------

Net interest income after
 provision for credit losses                1,324,756      1,233,943      1,203,880
                                           ----------     ----------     ----------

NON-INTEREST INCOME:
    Service fees                              236,609        181,679        274,644
    Other non-interest income                    --           10,616          1,500
                                           ----------     ----------     ----------

           Total non-interest income          236,609        192,295        276,144
                                           ----------     ----------     ----------

NON-INTEREST EXPENSES:
    Salaries and wages                        424,062        449,055        394,601
    Employee benefits                         117,867        113,192         77,410
    Occupancy                                 168,344        176,601        142,561
    Furniture and equipment                    53,817         43,050         45,155
    Other non-interest expenses               319,565        310,883        475,983
                                           ----------     ----------     ----------

           Total non-interest expenses      1,083,655      1,092,781      1,135,710
                                           ----------     ----------     ----------

Income before income taxes                    477,710        333,457        344,314
Income tax expense                            200,939        137,749        195,783
                                           ----------     ----------     ----------

NET INCOME                                 $  276,771     $  195,708     $  148,531
                                           ==========     ==========     ==========


NET INCOME PER SHARE                       $      .38     $      .27     $      .21
                                           ==========     ==========     ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 1997, 1996 AND 1995
                                    UNAUDITED

                         COMMON                      RETAINED
                         STOCK         SURPLUS       EARNINGS          TOTAL
                         -----         -------       --------          -----
Balance
    Dec. 31, 1994     $1,203,540     $2,722,854     $12,812,629     $16,739,023

    Net income              --             --           371,396         371,396
                      ----------     ----------     -----------     -----------
Balance
    June 30, 1995     $1,203,540     $2,722,854     $13,184,025     $17,110,419
                      ==========     ==========     ===========     ===========

Balance
  Dec. 31, 1995       $1,443,840     $4,284,804     $12,161,436     $17,890,080

      Net income            --             --           337,339         337,339
                      ----------     ----------     -----------     -----------
Balance
    June 30, 1996     $1,443,840     $4,284,804     $12,498,775     $18,227,419
                      ==========     ==========     ===========     ===========

Balance
    Dec. 31, 1996     $1,443,840     $4,284,804     $12,924,286     $18,652,930

    Net income              --             --           457,873         457,873
                      ----------     ----------     -----------     -----------
Balance
    June 30, 1997     $1,443,840     $4,284,804     $13,382,159     $19,110,803
                      ==========     ==========     ===========     ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1997, 1996 AND 1995
                                    UNAUDITED

                                               1997             1996               1995
                                               -----            -----              ----
OPERATING ACTIVITIES:
Net income                                $    457,873      $   337,339      $    371,396
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                  360,000          210,000           300,000
    Depreciation and amortization               71,388           53,775            47,809
    Net accretion of securities
     discounts                                 (24,583)         (37,106)         (351,586)
    (Increase) decrease in interest
     receivable and other assets              (419,984)          20,340            83,897
    Increase (decrease) in interest
     payable and other liabilities              63,071          (35,340)          191,892
                                          ------------      -----------      ------------

           NET CASH PROVIDED BY
            OPERATING ACTIVITIES               507,765          549,008           643,408
                                          ------------      -----------      ------------

INVESTING ACTIVITIES:
 Net (increase) decrease in
    Federal funds sold                      (5,100,000)        (900,000)       14,600,000
 Proceeds from maturities of
    investment securities                   12,000,000        7,000,000              --
 Return of capital on invest-
    ment securities                             83,847          142,638            93,031
 Purchase of investment securities         (11,012,300)      (6,965,000)             --
 Net (increase) decrease in loans           (1,564,447)      (6,002,429)        1,954,716
 Capital acquisitions                         (139,138)        (256,400)             --
                                          ------------      -----------      ------------

           NET CASH PROVIDED BY (USED
            IN) INVESTING ACTIVITIES        (5,732,038)      (6,981,191)       16,647,747
                                          ------------      -----------      ------------

FINANCING ACTIVITIES:
 Increase (decrease) in:
    Demand deposits                            (18,751)         478,821          (393,483)
    NOW accounts                             1,123,531        3,670,309        (7,057,518)
    Savings deposits                          (750,680)        (408,924)         (249,754)
    Time deposits                            2,394,706          854,319        (9,461,235)
    Borrowed funds                             203,485          165,739           (12,893)
                                          ------------      -----------      ------------

           NET CASH PROVIDED BY (USED
            IN) FINANCING ACTIVITIES         2,952,291        4,760,264       (17,174,883)
                                          ------------      -----------      ------------

Increase (decrease) in cash and cash
 equivalents                                (2,271,982)      (1,671,919)          116,272
Cash and Cash equivalents at
 January 1                                   9,190,838        6,348,014         4,072,796
                                          ------------      -----------      ------------

Cash and Cash equivalents at
 June 30                                  $  6,918,856      $ 4,676,095      $  4,189,068
                                          ============      ===========      ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                    UNAUDITED


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



NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                            JUNE 30, 1997
                                       BOOK VALUE     MARKET VALUE
                                       ----------     ------------
U.S. Treasury                         $    10,000     $    10,000
U.S. Government Agencies               11,356,128      11,617,218
States and political subdivisions          80,279          80,279
Other securities                        1,395,961       1,426,330
                                      -----------     -----------

                                      $12,842,368     $13,133,827
                                      ===========     ===========

                                           DECEMBER 31, 1996
                                       BOOK VALUE    MARKET VALUE
                                       ----------    ------------
U.S. Treasury                         $12,007,366     $12,009,420
U.S. Government Agencies                  382,363         723,637
States and political subdivisions         104,988         104,988
Other securities                        1,394,615       1,432,255
                                      -----------     -----------

                                      $13,889,332     $14,270,300
                                      ===========     ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                    UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:

                                    JUNE 30       DECEMBER 31
                                      1997            1996
                                  -----------     -----------
Commercial loans                  $26,368,755     $27,511,401
Real estate loans                  27,896,241      25,190,905
Consumer loans                      1,278,104       1,111,539
                                  -----------     -----------

                                   55,543,100      53,813,845
Less:
  Allowance for credit losses       1,183,606         842,103
  Unearned income                     157,897         117,873
                                  -----------     -----------

                                  $54,201,597     $52,853,869
                                  ===========     ===========


NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                    JUNE 30      DECEMBER 31
                                      1997          1996
                                  ----------     -----------
Land                              $  300,705     $  300,705
Buildings                            562,049        562,049
Leasehold improvements                70,137         70,137
Equipment                            993,532        854,394
                                  ----------     ----------

                                   1,926,423      1,787,285
Less accumulated depreciation
 and amortization                    934,240        862,852
                                  ----------     ----------

                                  $  992,183     $  924,433
                                  ==========     ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997


One of the most significant changes in the Corporation's Balance Sheet since December 31, 1996 are the increases in deposits of approximately $2,750,000. Most of the increase occurred in Public Funds NOW accounts and time deposits.

On the asset side of the balance sheet, interest bearing assets increased by approximately $5,400,000 while cash and cash equivalents decreased by $2,272,000.

Also noteworthy is an increase of approximately $342,000 in the allowance for credit losses which resulted mainly from $360,000 in credit loss provisions. At June 30, 1997 the allowance for credit losses represented 2.1% of total loans and 35.5% of past due and nonaccrual loans.

The results of operations for the first half of 1997, compared to the same period of 1996, show an increase in income before taxes of approximately $226,000. The components of this increase are increases in net interest income and non-interest income of $285,000 and $41,000, a decrease in non-interest expenses of $50,000 and offsetting $150,000 increase in the provision for credit losses. The decrease in net interest income is analyzed in detail on page 9.

Service fee income increased by $76,000. Service fees on deposit accounts increased by $28,000 while, because of an increase in charge card related fees, other service fees increased by $48,000.

The $35,000 of other non-interest income reported for the first half of 1996 represents rental income on properties acquired through foreclosure net of applicable expenses. During the first half of 1997 expenses exceeded rental income, and the resulting net expenses are included in other non-interest expenses for that period.

Salaries and wages decreased by $68,000 mostly because of reductions to staff. All other non-interest expenses were comparable to 1996 amounts.

The Corporation's capital position continues to be one of its strong points. At June 30, 1997 our total risk-based capital ratio was 28.1% which is well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                                Increase (Decrease) Due to Changes in

                                                   Volume      Rates      Total
                                                   ------      -----      -----
Six Months Ended June 30, 1997
                 Versus
Six Months Ended June 30, 1996
Interest income on:
    Loans                                           $ 276      $  41      $ 317
    Investment securities                              51         30         81
    Federal funds sold                               (113)         1       (112)
                                                    -----      -----      -----

           Total interest income                      214         72        286
                                                    -----      -----      -----

Interest expense on:
    Deposits                                           34        (33)         1
    Borrowed funds                                      1         (1)      --
                                                    -----      -----      -----

           Total interest expense                      35        (34)         1
                                                    -----      -----      -----

           Net interest income                      $ 179      $ 106      $ 285
                                                    =====      =====      =====


Quarter Ended June 30, 1997
                 Versus
Quarter Ended June 30, 1996
Interest income on:
    Loans                                           $  65      $  36      $ 101
    Investment securities                              59         33         92
    Federal funds sold                                (54)         8        (46)
                                                    -----      -----      -----

           Total interest income                       70         77        147
                                                    -----      -----      -----

Interest expense on:
    Deposits                                           20        (20)      --
    Borrowed funds                                   --            1          1
                                                    -----      -----      -----

           Total interest expense                      20        (19)         1
                                                    -----      -----      -----

           Net interest income                      $  50      $  96      $ 146
                                                    =====      =====      =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


           Item 6 - Exhibits and Reports on Form 8-K

           The Corporation filed no Form 8-K during the three month period ended June 30, 1997.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                       BRUNSWICK BANCORP AND SUBSIDIARIES




            7/21/97                Carmen J. Gumina
            -------                ------------------------
               Date                Carmen J. Gumina
                                   President




            7/21/97                Thomas Fornale
            -------                ------------------------
               Date                Thomas Fornale
                                   Treasurer