Form 10-Q
period 1997-09-30
BRUNSWICK BANCORP
filed 1997-11-13
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



Quarter ended September 30, 1997                 Commission file number 0-14403


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


                                 (732) 247-5800
               (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


COMMON STOCK, PAR VALUE $2.00                          721,920 SHARES
         (Class of Stock)                   (Outstanding at September 30, 1997)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                        NO

                       BRUNSWICK BANCORP AND SUBSIDIARIES


                                    I N D E X

                                                                                         P A G E
                                                                                         -------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

                  Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996                                     1

                  Consolidated Statements of Income
                  Nine Months Ended September 30, 1997, 1996 and 1995                          2

                  Consolidated Statements of Income
                  Quarters Ended September 30, 1997, 1996 and 1995                             3

                  Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1997, 1996 and 1995                          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997, 1996 and 1995                          5

                  Notes to Consolidated Financial Statements                                 6-7

 Item 2. Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                                      8-9


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                                     10


 Signatures                                                                                   11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                              SEP 30               DEC 31
                                                               1997                 1996
                                                           ------------        ------------
ASSETS:
    Cash and due from banks                                $  8,111,070        $  9,190,838
    Federal funds sold                                       24,800,000          20,100,000
    Securities held to maturity                              12,295,550          13,889,332
    Loans receivable, net                                    50,285,886          52,853,869
    Premises and equipment                                      991,703             924,433
    Foreclosed real estate                                       72,192           3,577,329
    Other assets                                              1,001,521             801,155
                                                           ------------        ------------

           TOTAL ASSETS                                    $ 97,557,922        $101,336,956
                                                           ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
     Deposits:
      Demand deposits                                      $ 25,422,633        $ 25,622,228
      NOW accounts                                           20,931,522          21,664,491
      Savings deposits                                       12,290,277          13,757,450
      Time deposits                                          18,615,950          20,753,960
                                                           ------------        ------------

           Total deposits                                    77,260,382          81,798,129
    Borrowed funds                                              500,000             301,941
    Accrued expenses and other liabilities                      680,679             583,956
                                                           ------------        ------------

           Total liabilities                                 78,441,061          82,684,026
                                                           ------------        ------------

    Stockholders' equity:
     Common stock, par value $2.00:
      Authorized 3,000,000 shares;
      issued 721,920 shares                                   1,443,840           1,443,840
     Additional paid-in capital                               4,284,804           4,284,804
     Retained earnings                                       13,395,738          12,924,286
                                                           ------------        ------------
                                                             19,124,382          18,652,930
     Treasury stock at cost, 327 shares                          (7,521)                 --
                                                           ------------        ------------
           Total stockholders' equity                        19,116,861          18,652,930
                                                           ------------        ------------


           TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $ 97,557,922        $101,336,956
                                                           ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                    UNAUDITED

                                                1997             1996             1995
                                             ----------       ----------       ----------
INTEREST INCOME:
    Interest and fees on loans               $4,207,030       $3,791,718       $3,653,721
    Interest on investment securities:
     Taxable                                    790,771          638,166        1,016,257
     Exempt from Federal income tax               5,560            8,441           11,045
    Interest on Federal funds sold              779,785          866,174          788,141
                                             ----------       ----------       ----------

           Total interest income              5,783,146        5,304,499        5,469,164
                                             ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                      1,472,021        1,478,535        1,298,966
    Interest on borrowed funds                   10,462           10,178           17,419
                                             ----------       ----------       ----------

           Total interest expense             1,482,483        1,488,713        1,316,385
                                             ----------       ----------       ----------


Net interest income                           4,300,663        3,815,786        4,152,779
Provision for credit losses                     435,000          350,000          350,000
                                             ----------       ----------       ----------

Net interest income after
 provision for credit losses                  3,865,663        3,465,786        3,802,779
                                             ----------       ----------       ----------

NON-INTEREST INCOME:
    Service fees                                652,540          539,586          636,552
    Other non-interest income                        --           55,824            1,500
                                             ----------       ----------       ----------

           Total non-interest income            652,540          595,410          638,052
                                             ----------       ----------       ----------

NON-INTEREST EXPENSES:
    Salaries and wages                        1,228,921        1,314,008        1,158,351
    Employee benefits                           331,894          322,282          228,671
    Occupancy                                   545,551          503,422          450,521
    Furniture and equipment                     145,026          136,622          123,206
    Loss on foreclosed real estate              398,681               --               --
    Other non-interest expenses                 987,319          872,235        1,360,978
                                             ----------       ----------       ----------

           Total non-interest expenses        3,637,392        3,148,569        3,321,727
                                             ----------       ----------       ----------

Income before income taxes                      880,811          912,627        1,119,104
Income tax expense                              409,359          389,935          592,510
                                             ----------       ----------       ----------

NET INCOME                                   $  471,452       $  522,692       $  526,594
                                             ==========       ==========       ==========


NET INCOME PER SHARE                         $      .65       $      .72       $      .73
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                QUARTERS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                    UNAUDITED

                                                1997             1996             1995
                                             ----------       ----------       ----------
INTEREST INCOME:
    Interest and fees on loans               $1,379,179       $1,280,954       $1,218,292
    Interest on investment securities:
     Taxable                                    271,373          201,845          329,763
     Exempt from Federal income tax               1,605            2,604            3,470
    Interest on Federal funds sold              328,432          302,853          256,726
                                             ----------       ----------       ----------

           Total interest income              1,980,589        1,788,256        1,808,251
                                             ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                        504,093          511,369          451,457
    Interest on borrowed funds                    3,444            3,585            6,598
                                             ----------       ----------       ----------

           Total interest expense               507,537          514,954          458,055
                                             ----------       ----------       ----------


Net interest income                           1,473,052        1,273,302        1,350,196
Provision for credit losses                      75,000          140,000           50,000
                                             ----------       ----------       ----------

Net interest income after
 provision for credit losses                  1,398,052        1,133,302        1,300,196
                                             ----------       ----------       ----------

NON-INTEREST INCOME:
    Service fees                                226,979          189,874          196,288
    Other non-interest income                        --           21,173               --
                                             ----------       ----------       ----------

           Total non-interest income            226,979          211,047          196,288
                                             ----------       ----------       ----------

NON-INTEREST EXPENSES:
    Salaries and wages                          405,280          422,299          409,958
    Employee benefits                           104,487           98,807           72,217
    Occupancy                                   222,770          161,792          151,032
    Furniture and equipment                      50,720           57,801           44,788
    Loss on foreclosed real estate              398,681               --               --
    Other non-interest expenses                 377,574          279,998          461,537
                                             ----------       ----------       ----------

           Total non-interest expenses        1,559,512        1,020,697        1,139,532
                                             ----------       ----------       ----------

Income before income taxes                       65,519          323,652          356,952
Income tax expense                               51,940          138,299          201,754
                                             ----------       ----------       ----------

NET INCOME                                   $   13,579       $  185,353       $  155,198
                                             ==========       ==========       ==========


NET INCOME PER SHARE                         $      .02       $      .25       $      .22
                                             ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               NINE MONTHS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                    UNAUDITED

                             COMMON                           RETAINED        TREASURY
                             STOCK           SURPLUS          EARNINGS          STOCK            TOTAL
                           ----------       ----------       -----------       -------        ------------
Balance
  December 31, 1994        $1,203,540       $2,722,854       $12,812,629       $    --        $ 16,739,023

  Net income                       --               --           526,594            --             526,594
                           ----------       ----------       -----------       -------        ------------

Balance
  Sept 30, 1995            $1,203,540       $2,722,854       $13,339,223       $    --        $ 17,265,617
                           ==========       ==========       ===========       =======        ============


Balance
  December 31, 1995        $1,443,840       $4,284,804       $12,161,436       $    --        $ 17,890,080

  Net income                       --               --           522,692            --             522,692
                           ----------       ----------       -----------       -------        ------------

Balance
  Sept 30, 1996            $1,443,840       $4,284,804       $12,684,128       $    --        $ 18,412,772
                           ==========       ==========       ===========       =======        ============

Balance
  December 31, 1996        $1,443,840       $4,284,804       $12,924,286       $    --        $ 18,652,930

  Net income                       --               --           471,452            --             471,452

  Purchase of
    treasury stock                 --               --                --        (7,521)             (7,521)
                           ----------       ----------       -----------       -------        ------------

Balance
  September 30, 1997       $1,443,840       $4,284,804       $13,395,738       ($7,521)       $ 19,116,861
                           ==========       ==========       ===========       =======        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                    UNAUDITED

                                              1997               1996                1995
                                          ------------        -----------        ------------
OPERATING ACTIVITIES:
Net income                                $    471,452        $   522,692        $    526,594
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Provision for credit losses                  435,000            350,000             350,000
    Depreciation and amortization              104,437             86,440              71,717
    Net accretion of securities                (34,642)           (58,820)           (450,117)
     discounts
    Loss on sale of foreclosed real
     estate                                   (398,681)                --                  --
    Increase (decrease) in interest
   receivable and other assets                (200,366)           276,501             241,726
    Increase (decrease) in interest
     payable and other liabilities              96,723             39,402             269,314
                                          ------------        -----------        ------------
        NET CASH PROVIDED BY
         OPERATING ACTIVITIES                  473,923          1,216,215           1,009,234
                                          ------------        -----------        ------------

INVESTING ACTIVITIES:
 Net decrease in
    Federal funds sold                      (4,700,000)         2,900,000           4,300,000
 Proceeds from maturities of
    investment securities                   12,000,000          7,000,000          13,000,000
 Return of capital on invest-
    ment securities                          4,140,724            218,890             157,199
 Purchase of investment
  securities                               (14,512,300)        (6,965,000)         (5,005,465)
 Net (increase) decrease in loans            2,132,983         (5,122,394)          2,763,225
 Proceeds from sale of foreclosed
    real estate                              3,903,818                 --                  --
 Capital acquisitions                         (171,707)          (256,400)                 --
 Purchase of treasury stock                     (7,521)                --                  --
                                          ------------        -----------        ------------
        NET CASH PROVIDED BY (USED
         IN) INVESTING ACTIVITIES            2,785,997         (2,224,904)         15,214,959
                                          ------------        -----------        ------------

FINANCING ACTIVITIES:
 Net decrease in demand deposits              (199,595)           195,978           2,104,588
 Net decrease in NOW accounts                 (732,969)         1,270,594          (8,593,931)
 Net increase (decrease) in
    savings deposits                        (1,467,173)        (1,265,929)         (1,321,883)
 Net increase (decrease) in
    time deposits                           (2,138,010)           180,457          (5,886,573)
 Net increase (decrease) in
    borrowed funds                             198,059            155,373             (32,758)
                                          ------------        -----------        ------------
        NET CASH USED BY FINANCING
         ACTIVITIES                         (4,339,688)           536,473         (13,730,557)
                                          ------------        -----------        ------------
Increase (decrease) in cash and
 cash equivalents                           (1,079,768)          (472,216)          2,493,636
Cash and Cash equivalents at
 January 1                                   9,190,838          6,348,014           4,072,796
                                          ------------        -----------        ------------
Cash and Cash equivalents at
 September 30                             $  8,111,070        $ 5,875,798        $  6,566,432
                                          ============        ===========        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    UNAUDITED


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



        NOTE 2
        INVESTMENT SECURITIES

        The following is a comparative summary of the book values and estimated market values of investment securities:

                                                                SEPT 30, 1997
                                                         BOOK VALUE      MARKET VALUE
                                                         ----------      ------------
U.S. Treasury                                           $    10,000       $    10,000
U.S. Government Agencies                                 10,321,363        10,698,699
States and political subdivisions                            67,552            67,552
Other securities                                          1,896,635         1,926,445
                                                        -----------       -----------

                                                        $12,295,550       $12,702,696
                                                        ===========       ===========

                                                               DECEMBER 31, 1996
                                                         BOOK VALUE       MARKET VALUE
                                                         ----------       ------------
U.S. Treasury                                           $12,007,366       $12,009,420
U.S. Government Agencies                                    382,363           723,637
States and political subdivisions                           104,988           104,988
Other securities                                          1,394,615         1,432,255
                                                        -----------       -----------

                                                        $13,889,332       $14,270,300
                                                        ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    UNAUDITED


        NOTE 3
        NET LOANS

        The composition of net loans is as follows:

                                   SEPTEMBER 30        DECEMBER 31
                                       1997               1996
                                   ------------       ------------
Commercial loans                    $19,310,072       $27,511,401
Real estate loans                    31,055,360        25,190,905
Consumer loans                        1,362,446         1,111,539
                                    -----------       -----------

                                     51,727,878        53,813,845
Less:
  Allowance for credit losses         1,286,933           842,103
  Unearned income                       155,059           117,873
                                    -----------       -----------

                                    $50,285,886       $52,853,869
                                    ===========       ===========




        NOTE 4
        PREMISES AND EQUIPMENT

        The major components of premises and equipment are as follows:

                                   SEPTEMBER 30       DECEMBER 31
                                       1997              1996
                                   ------------       -----------
Land                                $  300,705       $  300,705
Buildings                              562,049          562,049
Leasehold improvements                  70,137           70,137
Equipment                            1,026,101          854,394
                                    ----------       ----------

                                     1,958,992        1,787,285
Less accumulated depreciation
 and amortization                      967,289          862,852
                                    ----------       ----------

                                    $  991,703       $  924,433
                                    ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               September 30, 1997


There were some significant changes in the Corporation's Balance Sheet since December 31, 1996. The most notable was a reduction in foreclosed real estate of approximately $3,505,000. This resulted from the sale of a commercial property and leaves only one residential property which will be sold in the near future.

There was a $4,700,000 increase in Federal funds sold, however, securities and loans decreased by $4,162,000.

Deposits decreased by approximately $4,538,000 mostly because of decreases in public funds interest bearing balances.

Also noteworthy is an increase of approximately $445,000 in the allowance for credit losses which resulted mainly from $435,000 in credit loss provisions. At September 30, 1997, the allowance for credit losses represented 2.5% of total loans and 29.2% of past due and nonaccrual loans.

The results of operations for the first three quarters of 1997, compared to the same period of 1996, show a decrease in income before taxes of approximately $32,000. The positive components of this decrease are increases in net interest income and non-interest income of $485,000 and $58,000, respectively. On the negative side, non-interest expenses increased by $489,000 and there was an $85,000 increase in the provision for credit losses. The increase in net interest income is analyzed in detail on page 9.

Service fee income increases by $113,000. Service fees on deposit accounts increased by $55,000 while, because of increase in charge card related fees, other service fees increase by $58,000.

The $56,000 of other non-interest income reported for the first three quarters of 1996 represents rental income on properties acquired through foreclosure net of applicable expenses. During the first three quarters of 1997 expenses exceeded rental income and the resulting net expenses is included in other non-interest expenses for that period.

Salaries and wages decreased by $85,000 because of reductions to staff, and occupancy expenses increased by $42,000 because of major renovations at one of our branch locations.

Other non-interest expenses increased by $514,000 mainly because of a $399,000 loss incurred from the above mentioned sale of foreclosed real estate.

The Corporation's capital position continues to be one of its strong points. At September 30, 1997 our total risk-based capital ratios was 32.1% which is well above the minimum regulatory guideline.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)


                                     Increase (Decrease) Due to Changes in

                                           Volume       Rates        Total
                                           ------       -----        -----
Nine Months Ended September 30, 1997
              Versus
Nine Months Ended September 30, 1996
Interest income on:
    Loans                                  $ 251        $ 164        $ 415
    Investment securities                     76           74          150
    Federal funds sold                       (93)           7          (86)
                                           -----        -----        -----

        Total interest income                234          245          479
                                           -----        -----        -----

Interest expense on:
    Deposits                                  25          (31)          (6)
    Borrowed funds                            --           --           --
                                           -----        -----        -----

        Total interest expense                25          (31)          (6)
                                           -----        -----        -----

        Net interest income                $ 209        $ 276        $ 485
                                           =====        =====        =====


Quarter Ended September 30, 1997
              Versus
Quarter Ended September 30, 1996
Interest income on:
    Loans                                  ($ 25)       $ 123        $  98
    Investment securities                     25           44           69
    Federal funds sold                        11           15           26
                                           -----        -----        -----

        Total interest income                 11          182          193
                                           -----        -----        -----

Interest expense on:
    Deposits                                   4          (11)          (7)
    Borrowed funds                            --           --           --
                                           -----        -----        -----

        Total interest expense                 4          (11)          (7)
                                           -----        -----        -----

        Net interest income                $   7        $ 193        $ 200
                                           =====        =====        =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


        Item 6 - Exhibits and Reports on Form 8-K

        The Corporation filed no Form 8-K during the nine month period ended September 30, 1997.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                       BRUNSWICK BANCORP AND SUBSIDIARIES


         10/20/97                              /s/ Carmen J. Gumina
       -------------                           -----------------------------
            Date                               Carmen J. Gumina
                                               President




         10/20/97                              /s/ Thomas Fornale
       -------------                           -----------------------------
            Date                               Thomas Fornale
                                               Treasurer