Form 10-K405
period 1997-12-31
BRUNSWICK BANCORP
filed 1998-03-19
CIK 771614

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission file number 0-14403

                                BRUNSWICK BANCORP

             (Exact name of Registrant as specified in its Charter)


New Jersey                                               22-2610694
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                           identification number)

439 Livingston Avenue
   New Brunswick, NJ                                                    08901
(Address of principal executive offices)                              (Zip Code)

                                 (732) 247-5800
              (Registrant's telephone number, including area code)

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

         The aggregate market value of the voting stock held by non affiliates of the Registrant, as of January 30, 1998 was $18,690,906.

         The number of shares of Registrant's Common Stock, $2 par value, outstanding as of January 30, 1998 was 718,881.

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

         With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

TABLE OF CONTENTS                                                                                            PAGE
PART I

         Item  1 -         Business............................................................................   1
         Item  2 -         Properties..........................................................................   6
         Item  3 -         Legal Proceedings...................................................................   7
         Item  4 -         Submission of Matters to a Vote of
                           Security Holders....................................................................   7

PART II
         Item  5 -         Market for Registrant's Common Equity and
                           Stockholder Matters.................................................................   7
         Item  6 -         Selected Financial Data............................................................    8
         Item  7 -         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.......................................   9
         Item 7A -         Quantitative and Qualitative Disclosures About
                           Market Risk...........................................................................20
         Item  8 -         Financial Statements and Supplementary Data.........................................  20
         Item  9 -         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure..............................................  20

PART III
         Item 10 -         Directors and Executive Officers of the
                           Registrant..........................................................................  20
         Item 11 -         Compensation of Executive Officers..................................................  20
         Item 12 -         Security Ownership of Certain Beneficial Owners
                           and Management......................................................................  20
         Item 13 -         Certain Relationships and Related Transactions......................................  21

PART IV
         Item 14 -         Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K.................................................................  21

SIGNATURES
EXHIBITS

                                BRUNSWICK BANCORP

                             Form 10-K Annual Report

                   For the Fiscal Year Ended December 31, 1997

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company is able to acquire banks in states other than its home state regardless of applicable state law.

         The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state had the opportunity either to "opt-out" of this provision, thereby prohibiting interest branching in such states, or to "opt-in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

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

Tier 2 capital consists of an institution's allowance for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses which may be considered Tier 2 capital is limited to 1.25% of risk-based assets. As of December 31, 1997, the Company's Total Capital ratio was 29.48%, consisting of a Tier 1 ratio of 29.02% and Tier 2 ratio of .46%. Such ratios exceed the current regulatory requirements.

         In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-200 basis points above the 3% minimum. As of December 31, 1997, the consolidated Company had a leverage capital ratio of 19.10%.

         The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 1997. As of December 31, 1997, the Bank had a risk weighted capital ratio of 24.63% and a leverage capital ratio of 15.04%.

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

         Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a federally insured bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a federally insured bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. Brunswick Bank & Trust Co. received a "1" (Satisfactory) CRA rating in its most recent examination.

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

         At December 31, 1997, BB and its subsidiary Bank had deposits of $80,757,951, total loans of $53,687,006 and total assets of $101,640,249. The
Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 56 full-time employees as of December 31, 1997.

         The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 1997, 42% of the loan portfolio is in commercial loans, 16% in construction first mortgage loans, 24% in commercial first mortgage loans, 16% in residential loans, and 2% in installment loans. The composition of the loan portfolio represents a shift from December 31, 1996. During 1997, a significant portion of the commercial loan portfolio changed from commercial loans secured by equity securities to construction first mortgage loans. The shift has occurred primarily due to one short-term construction loan totaling approximately $4 million and the maturity of approximately $6 million in loans secured by equity securities. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by real estate, certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide strong security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical areas. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short term maturity dates.

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

                    Name,
                 Position with                      Officer of                                  Principal Occupation
                  BB, and Age                        BB Since                                   During Past Five Years
              -------------------                  ------------                                 ----------------------
Roman T. Gumina                                        1987                                    Executive Vice President
Chief Operating Officer                                                                        Brunswick Bank and Trust
38

Thomas A. Fornale                                      1989                                          Controller
Secretary/Treasurer                                                                            Brunswick Bank and Trust
Controller
59

         (f)      Statistical Disclosure Required Pursuant to Securities Exchange
                  Act, Industry Guide 3.
                  Set forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.
  I.              Distribution of Assets,
                  Liabilities and Stockholders'
                  Equity; Interest Rates and
                  Interest Differential                                                                       14-15
 II.              Investment Portfolio                                                                        15-16
III.              Loan Portfolio                                                                              16-18
 IV.              Summary of Loan Loss Experience                                                             18-19
  V.              Deposits                                                                                       19
 VI.              Return on Equity and Assets                                                                    20
VII.              Short-Term Borrowings                                                                          20

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

                  The following is a list of offices which the Bank leases:

                                                                                                        Expiration
                                                                                                           Date
           Branch                                    Address                      Square Feet            of Lease
           ------                                    -------                      -----------           -----------
Main Office                         439 Livingston Avenue                          8,400 and                2010
                                    New Brunswick, NJ  08901                       4,000 (basement)

North Brunswick                     U.S. Route One                                 1,400             month to month

                                    North Brunswick, NJ  08902

Edison                              Plainfield Avenue and                          3,400 February           2001
                                    Metroplex Drive
                                    Edison, NJ  08817

As described in Note 11 to the financial statements, the company has purchased property to relocate its North Brunswick branch office, and it has purchased property to construct a new branch in Monroe, New Jersey.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of BB during the fourth quarter of 1997.

Item 5.           MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.

         BB had 429 shareholders of record as of December 31, 1997.

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

                                                  1997
                              --------------------------------------------
                                                   Bid
                                                   ---
                              High                                 Low
                              ----                                 ---
1st Quarter                 $ 20  3/4                            $ 18
2nd Quarter                   23  1/2                              20  3/4
3rd Quarter                   24  1/4                              23  1/2
4th Quarter                   26                                   24  1/4

                                                  1996
                              -----------------------------------------
                                                   Bid
                                                   ---
                              High                              Low
                              ----                              ---
1st Quarter                 $ 18  3/4                         $ 15
2nd Quarter                   18  3/4                           17  3/4
3rd Quarter                   18                                17  3/4
4th Quarter                   18                                15

         Payments of dividends by Brunswick Bank and Trust Company to BB is restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 1997, approximately $4 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1995 and 1994; cash was paid in lieu of fractional shares. No dividends were paid in 1997, 1996, or 1993. The Board of Directors is considering a dividend in 1998 but has not yet determined if cash dividends will be reinstituted.

Item 6.           SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data concerning BB:

                                                             Year Ended December 31,
                                -------------------------------------------------------------------------------------
                                                    (Dollars in Thousands Except Per Share Data)
                                -------------------------------------------------------------------------------------
                                 1997                1996               1995               1994               1993
                                -------             -------            -------            -------            -------
Interest income                 $ 7,762             $ 7,150            $ 7,222            $ 6,396            $ 5,805
Interest expense                  1,972               1,984              1,823              1,366              1,525
Net interest income               5,790               5,166              5,399              5,030              4,280
Provision for credit
 losses                            (157)                410                 --                400                355
Net interest income
 after provision for
 credit losses                    5,947               4,756              5,399              4,630              3,925
Noninterest income                  875                 720                841                845                712
Other expenses                    4,830               4,143              4,328              3,872              3,600
Income before income
 taxes                            1,992               1,333              1,912              1,603              1,037
Income tax expense                  747                 570                756                626                336
Net income                        1,245                 763              1,156                977                701
Net income per share               1.73                1.06               1.60               1.35                .97
Cash dividends per
 share                                0                   0                  0                  0                  0

                                                          Summary Consolidated Statements of Condition
                                     ----------------------------------------------------------------------------------------
                                                          (Dollars in Thousands Except Per Share Data)
                                     ----------------------------------------------------------------------------------------
                                       1997                1996                1995                1994                1993
                                     --------            --------            --------            --------            --------
OTHER INFORMATION
Total assets                         $101,640            $101,337            $ 92,437            $105,751            $ 97,216
Deposits                               80,758              81,798              73,325              87,703              80,401
Other liabilities                       1,056                 886               1,222               1,309               1,049
Stockholders' equity                   19,826              18,653              17,890              16,739              15,766
  Total shareholder's
   equity per outstanding
    share                               27.58               25.84               24.78               23.19               21.83
                                     ========            ========            ========            ========            ========

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with Consolidated Financial Statements, their related notes, beginning after the signature page, and the Selected Financial Data presented in Item 6.

Overview
         The Company's 1997 net income of $1,244,542 increased $481,692 or 63% from its 1996 net income of $762,850. In 1997, there was a significant recovery of loans previously written off, thereby precluding the need for an addition to the loan loss reserve. The recovery, coupled with a slightly lower computed reserve balance, generated $156,922 in income. In 1996, there were no such recoveries, and the provision for credit losses was $410,000. Additionally, management found increased competition in 1996 for loans and deposits, causing it to pay slightly higher interest rates on deposits and charge slightly lower rates on loans. This trend continued in 1997 on deposit rates, but loan rates edged up slightly, following market trends.

         In 1993 and 1994, the Company's net interest income after provision for credit losses showed steady increases, as a percentage of interest income, due to relatively static provisions for loan losses and static deposit interest rates. By 1995, the favorable interest spread had narrowed, despite a lack of provision for loan losses that year. In 1996, the interest spread narrowed further. In 1997, the interest spread improved, and there was recapture of the previously recorded loan loss reserve. In 1996, net interest income was $4.8 million or 66.52% of total interest income. In 1997, net interest income was $5.9 million or 76.62% of total interest income.

         Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 1997, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township), New Jersey.

Income Statement Analysis, 1997 vs. 1996
         For the year ended December 31, 1997, income before income taxes increased from 1996 by $658,000. The main reason for this increase in earnings is that during 1997, management completed a comprehensive review of the loan portfolio and the related loan loss reserve. That review resulted in a reduced loan loss reserve balance. The reduced balance coupled with $135,000 of net recoveries during 1997 resulted in no required 1997 loan loss provision and a recapture of $157,000 of loan loss provisions recorded during prior years, compared with net chargeoffs of $435,000 and a provision of $410,000 in 1996.

         In 1997, interest income increased by $612,000 and interest expense decreased by $12,000 which resulted in a $624,000 increase in net interest income over 1996. This occurred primarily because of an increase in average interest rates on interest-earning assets and increased loan volume. The following table illustrates how changes in interest rates and volume affected net interest income.

         Interest income:
           Effect of increased volume                    $ 292,000
           Effect of increased interest rates              320,000
         Interest expense:
           Effect of increased volume                      (50,000)
           Effect of decreased interest rates               62,000
                                                         ---------
         Increase in net interest income                 $ 624,000
                                                         =========

         Other income increased by $154,000 mainly because of a $65,000 increase in service charges on deposit accounts and increases in credit card and ATM service fees totaling $91,000.

         Other expenses increased by $687,000 primarily because, during 1997, a $399,000 valuation loss was taken on foreclosed commercial property. In addition, approximately $150,000 in expenses were incurred performing repairs of the branch office in downtown New Brunswick.

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

         Interest income:
           Effect of increased volume                    $ 387,000
           Effect of decreased interest rates             (459,000)
                                                         ---------
         Interest expense:
           Effect of increased volume                      (92,000)
           Effect of increased interest rates              (69,000)
                                                         ---------
         Decrease in net interest income                 ($233,000)
                                                         =========

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

Balance Sheet Analysis
         From December 31, 1996 to December 31, 1997 Federal funds sold increased by $6,500,000 (32%) and investment securities increased by $1,231,000 (9%), while cash decreased by approximately $4,257,000 (46%) and foreclosed real estate decreased by $3,500,000 (98%). Deposits remained relatively unchanged from the prior year with an overall decrease of approximately $1,000,000.

         The Company disposed of a piece of foreclosed real estate which generated cash of over $3,000,000. Cash was invested in overnight Federal funds sold and the investment securities.

         The loan portfolio remained relatively static in overall outstanding principal balances from December 31, 1996 to 1997. As of December 31, 1996, there was approximately $8,000,000 in outstanding loans receivable which were secured by one particular common stock. Of that amount, $6,000,000 in principal matured and was retired during 1997. Loan closings during 1997 occurred primarily in the construction sector, with growth in this area totaling approximately $8.7 million. One construction loan totaling approximately $4 million is a significant portion of this increase. This loan is a short-term loan for the construction of an automobile dealership showroom; permanent financing will be provided to the borrower by the related automobile manufacturer.

         Deposits showed a shift in composition. Savings and NOW deposits increased approximately $4,300,000 or 12%. Time deposits decreased approximately $3,700,000 or 18%. Management continues to encourage growth in noninterest-bearing demand deposits and NOW deposits which bear interest at an average rate lower than that of certificates of deposit.

         Stockholders' equity, with the addition of 1996 net income, increased by $762,850 or 4% which represents net income less treasury stock purchased of approximately $72,000.

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

         The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 1997, cash and due from banks totalled $4.9 million; federal funds totalled $26.6 million. Investment securities and loans maturing within one year totalled $55,000 and $26 million, respectively.

         In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totalled approximately $1.4 million in 1997, $1.3 million in 1996, and $800,000 in 1995. In 1997, investing activities used $4.8 million due primarily to increases in federal funds sold. Financing activities used approximately $1 million from decreases in deposits.

         In light of the past cash flows provided from operating, financing, and investing activities, management believes it is in a strong position to meet both short and long term liquidity needs. The Company has been able to maintain favorable and adequate liquidity in the past and does not foresee impairment of that liquidity in the future.

         Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long term debt and management does not contemplate its undertaking in the future, all financial positioning is done through liquid funds.

         Brunswick Bancorp is subject to the capital adequacy requirements of the Federal Reserve Board. At December 31, 1997, the Company was in compliance with the minimum capital requirements and is expected to remain in compliance in the future. Capital ratios are as follows:

                                          December 31,                 Minimum
                                    ------------------------           Regulatory
                                     1997              1996            Guidelines
                                    ------            ------           ----------
Risk-based capital ratios
 Tier I                             29.16%            31.50%           4.000%
 Total capital                      30.38%            31.70%           8.000%
Capital (in thousands)
 Tier I capital                    $19,515          $18,538
 Tier II capital (1)                   820              736
                                    ------           ------
                                   $20,335          $19,274
                                    ======           ======

(1)      Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Readiness for Year 2000
         The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. To date, management has ascertained that the majority of related operating issues will be addressed through routine, annual computer software and hardware updates, which the Company performs in the normal course of business. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its operations.

Interest Rate Sensitivity Management
         The accompanying table, a quantification of the Company's interest rate exposure at December 31, 1997, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                            Interest Rate Sensitivity*
                                                                After Three
                                                     Within     but Within      After One
                                                     Three        Twelve        but Within      After     Noninterest-
                                                     Months       Months        Five Years    Five Years     Bearing          Total
Assets
 Cash & due from banks                             $      --     $      --      $      --     $      --     $   4,933      $   4,933
 Federal funds sold                                   26,600            --             --            --            --         26,600
 Investment securities                                    --            55         13,658         1,407            --         15,120
 Loans, net (a)                                       20,250         5,383         22,929         4,443          (299)        52,706
 Other assets                                             --            --             --            --         2,281          2,281
                                                   ---------     ---------      ---------     ---------     ---------      ---------
                                                   $  46,850     $   5,438      $  36,587     $   5,850     $   6,915      $ 101,640
                                                   =========     =========      =========     =========     =========      =========

Liabilities and Stockholders' Equity
 Total deposits (b)                                $  32,202     $  10,672      $  12,707     $      --     $  25,177      $  80,758
 Borrowed funds                                          511            --             --            --            --            511
 Other liabilities                                        --            --             --            --           545            545
 Stockholders' equity                                     --            --             --            --        19,826         19,826
                                                   ---------     ---------      ---------     ---------     ---------      ---------
                                                   $  32,713     $  10,672      $  12,707     $       0     $  45,548      $ 101,640
                                                   =========     =========      =========     =========     =========      =========
Interest rate
 sensitivity gap                                      14,137        (5,234)        23,880         5,850       (38,633)            --
Cumulative interest
 rate sensitivity gap                              $  14,137     $   8,903      $  32,783     $  38,633     $       0      $      --

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

Unadopted Financial Accounting Standards Board Statements

         As of December 31, 1997, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                          (In Thousands)
                                                                      Year Ended December 31,
                                               1997                             1996                             1995
                                            ----------                       ----------                       -------
                                Average                         Average                          Average
                                Balance     Interest   Annual   Balance      Interest   Annual     Balance    Interest   Annual
                                Sheet(3)    Income     Rate     Sheet(3)     Income     Rate       Sheet(3)   Income     Rate
                                --------    ------     ----     --------     ------     ----       --------   ------     ----
Interest-earning Assets
 Federal funds
  sold                         $21,792     $1,204      5.52%    $21,560      $1,158      5.37%    $19,710     $1,162      5.90%
 Investment securities-
  taxable                       14,975      1,003      6.70%     14,152         839      5.93%     19,535      1,225      6.27%
 Investment securities-
  nontaxable (1)                    86          7      9.50%        134          11      9.50%        178         14     11.92%
 Loans, net                     51,329      5,548     10.81%     47,084       5,142     10.92%     41,328      4,821     11.67%
                                ------      -----     ------     ------       -----     ------     ------      -----     ------
                                88,182      7,762      8.80%     82,930       7,150      8.62%     80,751      7,222      8.94%
Noninterest-earning assets
 Deposits in bank                6,193                            5,636                             5,358
 Other real estate
  owned                          1,802                            3,953                             3,744
 Other (2)                       3,570                            4,266                             4,259
                                ------                           ------                            ------
                               $99,747     $7,762      7.78%    $96,785      $7,150      7.39%    $94,112     $7,222      7.67%
                                ======      =====      =====     ======       =====      =====     ======      =====      =====

Interest-bearing liabilities
 Savings deposits              $13,338     $  328      2.46%    $14,083      $  347      2.46%    $15,138     $  375      2.48%
 Demand deposits                20,326        713      3.51%     16,974         610      3.59%     14,237        536      3.76%
 Time deposits                  19,925        917      4.60%     21,007       1,013      4.82%     20,049        890      4.44%
 Short term debt                   284         14      4.92%        271          14      5.17%        494         22      4.45%
                                ------      -----      -----     ------       -----      -----     ------      -----      -----
                                53,873      1,972      3.66%     52,335       1,984      3.79%     49,918      1,823      3.65%

Noninterest-bearing liabilities
 Demand deposits                26,318                           25,334                            26,056
 Other                             658                              935                               957
                                ------      -----      -----     ------       -----      -----     ------      -----      -----
                                80,849      1,972      2.44%     78,604       1,984      2.52%     76,931      1,823      2.37%

Stockholders'
 equity                         18,898                           18,181                            17,181
                                ------                           ------                            ------
                               $99,747     $1,972      1.98%    $96,785      $1,984      2.05%    $94,112     $1,823      1.94%
                                ======      =====      =====     ======       =====      =====     ======      =====      =====

Net yield on total
 earning assets                $88,182     $5,790      6.57%    $82,930      $5,166      6.23%    $80,751     $5,399      6.69%
                                ======      =====      =====     ======       =====      =====     ======      =====      =====

(1) The rate is presented on a tax equivalent basis using the Federal rate of 34%.

(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(3)      Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

         The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 1997, 1996, and 1995 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

                                                                         (In thousands)
                                                    1997 Versus 1996                          1996 Versus 1995
                                                    Increase (Decrease)                       Increase (Decrease)
                                                      Due to Changes in                        Due to Changes in
                                       -----------------------------------    --------------------------------------
                                                    Average     Total                        Average         Total
Interest and dividend                  Average      Yield/      Increase        Average      Yield/         Increase
 income                                Volume       Ratio       (Decrease)       Volume       Ratio       (Decrease)
                                       ------       -----       ----------       ------       -----       ----------
 Federal funds sold                     $ 13        $ 33         $ 46            $104         $(108)       $ (4)
 Investment securities
  taxable                                 53         111          164            (335)          (51)        (386)
 Investment securities
  nontaxable                              (4)          0           (4)             (3)            0           (3)
 Loans, net                              230         176          406             621          (300)         321
                                         ---         ---          ---             ---           ---          ---

     Total interest
      income                             292         320          612             387          (459)         (72)
                                         ---         ---          ---             ---           ---          ---

Interest expense
 Savings deposits                        (18)         (1)         (19)            (26)           (1)         (27)
 Demand deposits                         120         (17)         103             102           (28)          74
 Time deposits                           (53)        (43)         (96)             26            96          122
 Short term debt                           1          (1)           0             (10)            2           (8)
                                         ---         ---          ---             ---           ---          ---

     Total interest
      expense                             50         (62)         (12)             92            69          161
                                         ---         ---          ---             ---           ---          ---

     Changes to net
      interest income                   $242        $382         $624            $295         $(528)       $(233)
                                         ===         ===          ===             ===           ===          ===

Investment Portfolio
         The following table shows the carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                                                        1997        1996         1995        1994         1993
                                                        ----        ----         ----        ----         ----
U.S. Treasury securities                               $     -     $12,007       $5,014     $12,465       $9,980
Obligations of other U.S.
 Government agencies                                    13,168         382        7,572       7,885        1,350
Obligations of state and
 other political subdivisions                               55         105          152         195          234
Other securities                                         1,897       1,395        1,392       1,139          736
                                                        ------      ------       ------      ------        -----

     Total investment
      securities                                       $15,120     $13,889      $14,130     $21,684      $12,300
                                                        ======      ======       ======      ======       ======

Maturities and Average Weighted Yields of Investment Securities

         The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 1997 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.

                                        Due Under 1 Year        Due 1-5 Years          Due 5-10 Years       Due Over 10 Years
                                        ----------------       ----------------        ---------------      -----------------
                                        Amount     Yield       Amount     Yield        Amount    Yield       Amount    Yield
                                        ------     -----       ------     -----        ------    -----       ------    -----
U.S. Treasury Securities               $     -        -         $  -        -          $    -      -        $     -        -

Obligations of other U.S.
 Government agencies                         -        -       12,911        6.23%           -      -            257   12.00%

Obligations of states and
 other political
 subdivision                                55        9.5%         -        -               -      -              -        -

Other securities                             -        -          747        8.83%       1,150      7.38%          -        -
                                        ------        -          ---       -----        -----      ----         ---     ----

   Total investment
    securities                         $    55        9.5%   $13,658        6.37%      $1,150      7.38%       $257   12.00%
                                        ======        ===     ======       =====        =====      ====         ===   =====

Loan Portfolio

         The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):

                                                                            December 31,
                                                         -----------------------------------------------------
                                                         1997         1996       1995        1994         1993
                                                         ----         ----       ----        ----         ----
Types of loans
 Commercial and financial                              $19,891     $27,511      $19,168     $19,430      $19,638
 Real estate - mortgage                                 21,546      22,985       22,918      25,465       21,656
 Real estate - construction                             10,921       2,206        3,256       1,134        1,448
 Installment                                             1,329       1,112        1,121         737          669
                                                        ------      ------       ------      ------       ------
     Total loans                                       $53,687     $53,814      $46,463     $46,766      $43,411
                                                        ======      ======       ======      ======       ======

         The following table sets forth the maturity distribution for the above loan portfolio at December 31, 1997:

Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                       After 1
                                     Within           year with-           After 5
                                     1 Year           in 5 Years            Years             Total
                                     ------           ----------            -----             -----
Commercial and financial
 Fixed rate                         $ 3,814            $ 1,825            $   404            $ 6,043
 Variable rate                        9,756              3,627                465             13,848
Real estate-mortgage
 Fixed rate                           2,838             13,106              2,030             17,974
 Variable rate                        1,676                 --              1,896              3,572
Real estate-construction
 Fixed rate                              --              1,785                 --              1,785
 Variable rate                        7,195              1,941                 --              9,136
Installment
 Fixed rate                             112                645                  5                762
 Variable rate                      $   567            $    --            $    --            $   567

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

         The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                   December 31,
                                         ------------------------------------------------------------------
                                          1997           1996           1995           1994           1993
                                         ------         ------         ------         ------         ------
Nonaccrual loans                         $  682         $2,370         $2,295         $2,743         $2,945
Loans, past due 90 days or more             303            283          1,773            614            265
Other real estate owned                      60          3,577          3,613          3,708          3,907

Percentage of non-performing loan
 to gross loans outstanding                1.95%          5.13%          8.76%          7.18%          7.39%

                  If the above nonaccrual loans at December 31, 1997 had been current, interest income for 1996 would have been approximately $90,000 greater than that recorded. Interest included in income on these loans totalled approximately $135,000 for the year. Delinquency rates at December 31, 1997 were lower than they have been in the past five years. During 1997, three commercial loans, with combined outstanding principal of approximately $1.2 million, were taken off nonaccrual and remained current through the year. Those loans had been delinquent as of December 31, 1995. The retirement of these loans contributed to the reduced delinquency rate as of December 31, 1997.

                  Except for loans included in the above table there were no loans at December 31, 1997 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 1997, the total loan portfolio was approximately $53.7 million. As of the same date, the commercial loan portfolio totaled approximately $22.5 million; $2 million of those commercial loans were collateralized by stock in one publicly-traded company. The market value of stock collateralizing those loans totaled approximately $6 million as of December 31, 1997. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience
         For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance which have been charged to income.

                                                               (In thousands)
                                                           Year Ended December 31,
                                      ------------------------------------------------------------------
                                       1997           1996           1995           1994           1993
                                      ------         ------         ------         ------         ------
Balance at beginning of period        $  842         $  867         $1,000         $  793         $  679
Charge-offs
     Commercial & financial               34            317             77            109            250
     Real estate-mortgage                140            134            495            336            185
     Real estate-construction             --             --             --             --             --
     Installment                          18              2              2              5             10
                                      ------         ------         ------         ------         ------
                                         192            453            574            450            445

Recoveries
     Commercial & financial                1             --            217            166            171
     Real estate-mortgage                322             14            220             88             21
     Real estate-construction             --             --             --             --             --
     Installment                           4              4              4              3             12
                                      ------         ------         ------         ------         ------
       Net charge-offs                  (135)           435            133            193            241

Additional charges to
 operations                             (157)           410             --            400            355
                                      ------         ------         ------         ------         ------
Balance at end of period              $  820         $  842         $  867         $1,000         $  793
                                      ======         ======         ======         ======         ======

Ratio of net charge-offs
 during the period to average
 loans outstanding during the
 period                                (1.55%)          .92%           .32%           .46%           .61%

                              Allocation of the Allowance for Loan Losses
                                             In Thousands
                                                          Real         Real
                                             Commercial   Estate       Estate
     December 31,                           & Financial   Mortgage   Construction   Installment  Total
 --------------------                       -----------   --------   ------------   -----------  -----
1997
     Amount                                   $336        $271         $205           8        $  820
     Percentage of total                       41%         33%          25%          1%          100%
1996
     Amount                                    497         286           51           8           842
     Percentage of total                       59%         34%           6%          1%          100%
1995
     Amount                                    486         303           69           9           867
     Percentage of total                       56%         35%           8%          1%          100%
1994
     Amount                                    580         360           50          10         1,000
     Percentage of total                       58%         36%           5%          1%          100%
1993
     Amount                                    500         238           48           7           793
     Percentage of total                       63%         30%           6%          1%          100%

     Construction loans comprise approximately 20% of the total loan portfolio as of December 31, 1997. As of the same date, 25% of the allowance for loan losses is allocated to construction loans. Construction loans received a slightly greater percentage of the allowance allocation due to the risk involved with this type of loan; construction lending bears a higher risk weight than do other types of loans in the portfolio.

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

Deposits
     The amounts of deposits, as of December 31, are summarized below (in thousands).

                                          1997         1996         1995        1994         1993
                                         ------       ------       ------      ------       -----
Non-interest bearing:
     Demand deposits                    $25,177     $25,622      $24,290     $24,841      $25,859
Interest bearing:
     Savings deposits                    12,707      13,777       14,412      15,644       14,143
     Time deposits                       24,426      20,754       20,959      27,587       25,816
     NOW demand deposits                 18,448      21,645       13,664      19,631       14,583
                                         ------      ------       ------      ------       ------
       Total deposits                   $80,758     $81,798      $73,325     $87,703      $80,401
                                         ======      ======       ======      ======       ======

         The maturities of time deposits of $100,000 or more at December 31, 1997 are summarized as follows:

     Under 3 months                                    $10,424
     3 to 6 months                                       1,576
     6 to 12 months                                      4,087
     Over 12 months                                          -
                                                        ------
       Total                                           $16,087

Return on Equity and Assets

         The following are selected ratios for the years ended December 31:

                                         1997         1996         1995        1994         1993
                                         ------       ------       ------      ------       -----
Return on assets                          1.23%         .83%        1.09%       1.01%         .80%
Return on equity                          6.67%        4.26%        6.91%       6.20%        4.66%

Average equity to
 average assets                          18.96%       18.78%       17.47%      18.03%       17.33%

Dividend payout ratio                     0.00%        0.00%        0.00%       0.00%        0.00%

Short-term Borrowings

         Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 1997, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 contain the information required by Item 8 and that information is incorporated herein following signature page number 23.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The Proxy Statement will contain under the caption "Proposal No. 1- Election of Directors" the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section (e) of Item 1 of this Form 10-K.

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

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

                  (a) (1) & (2)             Financial Statements and
                                            Financial Statement Schedules

                  The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 1997, 1996 and 1995 are following signature page number 24.

                  Independent Auditors' Report

                  Consolidated Balance Sheets - December 31, 1997 and 1996

                  Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements - Years Ended December 31, 1997, 1996 and 1995

                  Schedules to the Consolidated Financial Statements required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (b)      Reports on Form 8-K
                           BB did not file any reports on Form 8-K for the three months ended December 31, 1997.

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

BRUNSWICK BANCORP



By:      Carmen J. Gumina
         President

Dated:               , 1998
                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                               Date
     ---------                          -----                               ----


                                   Director
Bruce Arbeiter

                                   Director
Joseph DeMarco

                                   Director
Dominick Faraci

                                   President and Chairman
Carmen J. Gumina                   of the Board of Directors
                                   (Principal Executive Officer)

                                   Director
Josephine Gumina

                                   Director
Michael Kaplan

                                   Director
Richard Malouf

                                   Director
John Maltese

                                   Director
Frederick Perrine

                                   Director
Robert Sica

                                   Secretary-Treasurer
Thomas A. Fornale                  Controller
                                   (Principal Accounting/Financial Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                TABLE OF CONTENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                    [LETTERHEAD OF FERRARO, WOOD & COMPANY]



                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES


We have audited the accompanying consolidated statements of condition of Brunswick Bancorp and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Bancorp and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  /S/ FERRARO, WOOD & COMPANY



January 24, 1998
North Brunswick, NJ

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1997 AND 1996

                                                               1997                     1996
                                                          -------------             -------------
     Assets
Cash and due from banks                                   $   4,933,343             $   9,190,838
Federal funds sold                                           26,600,000                20,100,000
Securities held to maturity (Note 2)                         15,120,064                13,889,332
Loans receivable, net of allowance for
  loan losses of $820,254 in 1997 and
  $842,103 in 1996 (Note 3)                                  52,705,619                52,853,869
Accrued interest receivable                                     585,826                   578,164
Premises and equipment, net (Note 4)                          1,252,328                   924,433
Foreclosed real estate                                           60,080                 3,577,329
Other assets                                                    382,989                   222,991
                                                          -------------             -------------

                                                          $ 101,640,249             $ 101,336,956
                                                          =============             =============


     Liabilities and Stockholders' Equity
Liabilities
     Deposits
         Demand                                           $  25,177,070             $  25,622,228
         Savings and NOW deposits                            31,154,437                35,421,941
         Other time (Note 7)                                 24,426,444                20,753,960
                                                          -------------             -------------
                                                             80,757,951                81,798,129

     Borrowed funds (Note 5)                                    511,649                   301,941
     Accrued expenses and other
      liabilities (Note 8)                                      545,074                   583,956
                                                          -------------             -------------
                                                             81,814,674                82,684,026

Stockholders' equity
     Common stock - par value $2.00 per share-
      3,000,000 shares authorized, 721,920
      issued                                                  1,443,840                 1,443,840
     Additional paid-in capital                               4,284,804                 4,284,804
     Retained earnings                                       14,168,828                12,924,286
     Treasury stock at cost, 3,939 shares                       (71,897)                       --
                                                          -------------             -------------

                                                             19,825,575                18,652,930
                                                          -------------             -------------

                                                          $ 101,640,249             $ 101,336,956
                                                          =============             =============

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997                    1996                   1995
                                                        -----------             -----------            -----------
Interest income
     Loans receivable                                   $ 5,548,068             $ 5,142,003            $ 4,820,722
     Securities held to maturity                          1,010,125                 849,626              1,239,099
     Federal funds sold                                   1,203,810               1,158,089              1,161,657
                                                        -----------             -----------            -----------
              Total interest income                       7,762,003               7,149,718              7,221,478
                                                        -----------             -----------            -----------

Interest expense
     Deposits                                             1,957,411               1,969,950              1,800,844
     Borrowed funds                                          14,205                  13,635                 21,976
                                                        -----------             -----------            -----------
              Total interest expense                      1,971,616               1,983,585              1,822,820
                                                        -----------             -----------            -----------

Net interest income                                       5,790,387               5,166,133              5,398,658
Provision for (reversal of)
 credit losses (Note 3)                                    (156,922)                410,000                     --
                                                        -----------             -----------            -----------
     Net interest income after provision
         for credit losses                                5,947,309               4,756,133              5,398,658
                                                        -----------             -----------            -----------

Noninterest income
     Service charges on deposit accounts                    686,758                 621,801                624,980
     Other services charges and fees                        180,086                  96,238                159,611
     Other income                                             7,376                   2,000                  1,500
     Income from fiduciary activities                            --                      --                 54,800
                                                        -----------             -----------            -----------

                                                            874,220                 720,039                840,891
                                                        -----------             -----------            -----------
Other expenses
     Salaries and employee benefits (Note 6)              2,077,182               2,109,921              2,003,466
     Occupancy expenses                                     893,976                 637,765                610,707
     Loss on foreclosed real estate                         398,681                      --                     --
     Equipment expenses                                     208,625                 185,051                173,871
     Other                                                1,251,534               1,210,056              1,539,532
                                                        -----------             -----------            -----------
                                                          4,829,998               4,142,793              4,327,576
                                                        -----------             -----------            -----------
Income before income taxes                                1,991,531               1,333,379              1,911,973
Income tax expense (Note 8)                                 746,989                 570,529                755,816
                                                        -----------             -----------            -----------

Net income                                              $ 1,244,542             $   762,850            $ 1,156,157
                                                        ===========             ===========            ===========

Net income per share of common stock
 (Note 9)                                               $      1.73             $      1.06            $      1.60
                                                        ===========             ===========            ===========

Average shares outstanding                                  721,440                 721,920                721,920
                                                        ===========             ===========            ===========

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                Additional
                                                Common            Paid-in          Retained           Treasury
                                                Stock             Capital          Earnings            Stock               Total
                                                -----             -------          --------            -----               -----
Balance
  December 31, 1994                          $  1,203,540      $  2,722,854      $ 12,812,629       $         --       $ 16,739,023

  Net income for 1995                                  --                --         1,156,157                 --          1,156,157

  20% stock dividend
            (Note 9)                              240,300         1,561,950        (1,807,350)                --             (5,100)
                                             ------------      ------------      ------------       ------------       ------------
Balance
  December 31, 1995                             1,443,840         4,284,804        12,161,436                 --         17,890,080

  Net income for 1996                                  --                --           762,850                 --            762,850
                                             ------------      ------------      ------------       ------------       ------------

Balance
  December 31, 1996                             1,443,840         4,284,804        12,924,286                 --         18,652,930

  Net income for 1997                                  --                --         1,244,542                 --          1,244,542

  Purchase of
    treasury stock                                     --                --                --            (71,897)           (71,897)
                                             ------------      ------------      ------------       ------------       ------------

                                             $  1,443,840      $  4,284,804      $ 14,168,828       ($    71,897)      $ 19,825,575
                                             ============      ============      ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           1997                    1996                    1995
                                                                       ------------            ------------            ------------
Cash flows from operating activities:
     Net income                                                        $  1,244,542            $    762,850            $  1,156,157
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                         200,758                 195,726                  95,625
       Net accretion of securities discounts
        and premiums                                                        (52,565)                (79,133)               (417,896)
       Provision for (reversal of)
         credit losses                                                     (156,922)                410,000                      --
       Benefit for deferred income taxes                                   (126,714)               (105,271)                (20,871)
       Loss on foreclosed real estate                                       398,681                      --                      --
       (Increase) decrease in accrued interest
        receivable                                                           (7,662)                231,337                (138,653)
       (Increase) decrease in other assets                                 (173,784)                 87,773                  48,035
       Increase (decrease) in accrued expenses,
        taxes and other liabilities                                         101,618                (242,963)                 77,964
                                                                       ------------            ------------            ------------
         Cash provided by operating activities                            1,427,952               1,260,319                 800,361

Cash flows from investing activities:
     (Increase) decrease in federal funds sold                           (6,500,000)                900,000               7,800,000
     Maturities of investment securities                                 23,010,000               7,000,000              13,000,000
     Principal repayments on investment
      securities                                                            215,934                 284,703                 226,966
     Purchase of investment securities                                  (24,404,100)             (6,965,000)             (5,255,465)
     Net change in loans                                                    245,092              (8,619,148)               (161,771)
     Acquisitions of premises & equipment                                  (471,653)               (282,112)                (14,494)
     Proceeds from sale of foreclosed real
      estate                                                              3,121,647                 857,463                 427,112
                                                                       ------------            ------------            ------------
         Cash provided by (used in) investing
          activities                                                     (4,783,080)             (6,824,094)             16,022,348

Cash flows from financing activities:
     Dividends paid                                                              --                      --                  (5,100)
     Increase (decrease) in demand deposits                                (445,158)              1,332,201                (550,524)
     Increase (decrease) in savings and
          NOW deposits                                                   (4,267,504)              7,345,641              (7,198,895)
     Increase (decrease) in other time deposits                           3,672,484                (204,937)             (6,628,489)
     Increase (decrease) in borrowed funds                                  209,708                 (66,306)               (164,483)
     Purchase of treasury stock                                             (71,897)                     --                      --
                                                                       ------------            ------------            ------------
         Cash provided by (used in)
          financing activities                                             (902,367)              8,406,599              (4,547,491)
                                                                       ------------            ------------            ------------
Increase (decrease) in cash and cash
  equivalents                                                            (4,257,495)              2,842,824               2,275,218
Cash and cash equivalents at January 1                                    9,190,838               6,348,014               4,072,796
                                                                       ------------            ------------            ------------
Cash and cash equivalents at December 31                               $  4,933,343            $  9,190,838            $  6,348,014
                                                                       ============            ============            ============

Interest paid                                                          $  1,965,781            $  1,982,583            $  1,730,496
                                                                       ============            ============            ============
Income taxes paid                                                      $    817,185            $    598,096            $    820,246
                                                                       ============            ============            ============

Supplemental Disclosures - Noncash Investing and Financing Activities During the
         years ended December 31, 1997, 1996 and 1995, $60,080, $896,384 and
     $249,927, respectively, in loan balances were transferred to other real estate owned as a result of foreclosure proceedings.

The accompanying notes are an integral part of these financial statements.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Brunswick Bancorp and its wholly-owned subsidiaries Brunswick Bank & Trust Company (the Bank) and Brunscor Realty, Inc. (inactive), together referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

         Nature of Operations
         The Bank operates under a state bank charter and provides full banking services. The Bank is subject to regulations of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking. The area served by the Bank is Central New Jersey with primary emphasis on Middlesex and Monmouth Counties; services are provided at six branch offices.

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

         Cash Equivalents
         For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the statement of condition caption "Cash and due from banks" which is comprised of cash on hand and demand deposits in other institutions.

         Securities Held to Maturity
         Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995


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

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         Premises and Equipment
         Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

         Foreclosed Real Estate
         Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell.

         Pension Costs
         The Bank has a defined contribution profit-sharing plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be twenty-one years of age and have completed one year of continuous service. The Bank's funding policy is to make discretionary contributions based on a percentage of annual employee compensation.

         Income Taxes
         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         Fair Values of Financial Instruments
         The following methods and assumptions were used to estimate the fair values of significant financial instruments as disclosed herein.

              Cash and Due from Banks and Federal Funds Sold
              The carrying amounts of cash and due from banks and Federal funds sold approximate fair value.

              Investment Securities Held to Maturity
              Fair values of securities are based on quoted market prices.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

              Loans
              For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans. Fair values of commercial real estate and commercial loans are estimated using discounted cash flows analyses, using interest rates currently being offered with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

         Net Income Per Share of Common Stock
         Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends. Basic and diluted earnings per share amounts are the same.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

                                                                 Gross              Gross
                                            Amortized          Unrealized         Unrealized           Fair
                                               Cost              Gains             Losses             Value
                                           -----------        -----------        -----------        -----------
  December 31, 1997
  -----------------
U.S. Government and
 agency securities                         $13,168,184        $   479,499        $    17,066        $13,630,617
Municipal securities                            54,572                 --                 --             54,572
Other securities                             1,897,308             26,022                 --          1,923,330
                                           -----------        -----------        -----------        -----------
         Totals                            $15,120,064        $   505,521        $    17,066        $15,608,519
                                           ===========        ===========        ===========        ===========

  December 31, 1996
  -----------------
U.S. Government and
 agency securities                         $12,389,729        $   347,012        $     3,684        $12,733,057
Municipal securities                           104,988                 --                 --            104,988
Other securities                             1,394,615             37,640                 --          1,432,255
                                           -----------        -----------        -----------        -----------
         Totals                            $13,889,332        $   384,652        $     3,684        $14,270,300
                                           ===========        ===========        ===========        ===========

         The scheduled maturities of investment securities as of December 31, 1997 were as follows:

                                                                       Amortized             Fair
                                                                          Cost               Value
                                                                      -----------        -----------
         Due in one year or less                                      $    54,572        $    54,572
         Due after one year through five years                         13,657,966         13,732,750
         Due after five years through ten years                         1,150,000          1,150,000
         Due after ten years                                              257,526            671,197
                                                                      -----------        -----------
                  Totals                                              $15,120,064        $15,608,519
                                                                      ===========        ===========

         Securities, carried at $10,157,646 and $9,725,327 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on their ultimate maturity dates. The mortgage-backed securities will mature earlier because of principal repayments.

(3)      LOANS
         The components of loans in the consolidated statements of condition are as follows:

                                            1997                   1996
                                         -----------            -----------
Commercial                               $19,891,202            $27,511,401
Real estate construction                  10,920,920              2,205,863
Commercial real estate                    13,080,520             13,519,317
Residential real estate                    8,465,712              9,465,725
Consumer                                   1,328,652              1,111,539
                                         -----------            -----------
                                          53,687,006             53,813,845
Less
  Allowance for credit losses                820,254                842,103
  Unearned fees                              161,133                117,873
                                         -----------            -----------
                                         $52,705,619            $52,853,869
                                         ===========            ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

         An analysis of the change in the allowance for credit losses follows:

                                          1997                    1996                    1995
                                       -----------             -----------             -----------
Balance at January 1                   $   842,103             $   867,189             $ 1,000,159
Credits charged off                       (191,530)               (453,075)               (573,660)
Recoveries                                 326,603                  17,989                 440,690
                                       -----------             -----------             -----------
  Net credit charged off                   135,073                (435,086)               (132,970)
Provision for (reversal of)
  credit losses                           (156,922)                410,000                      --
                                       -----------             -----------             -----------
Balance at December 31                 $   820,254             $   842,103             $   867,189
                                       ===========             ===========             ===========

         Impairment of loans having recorded investments of $132,600 at December 31, 1996 have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. Recorded investments in other impaired loans were $1,387,823 and $2,370,382 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997 and 1996 was approximately $1,900,000 and $2,450,000, respectively. The total allowance for loan losses related to these loans was $75,000 and $79,500 on December 31, 1997 and 1996, respectively. Interest income of approximately $220,000, $160,000, and $165,000, on impaired loans was recognized for cash payments received in 1997, 1996 and 1995, respectively.

(4)      PREMISES AND EQUIPMENT
         Components of premises and equipment included in the consolidated statements of condition at December 31, 1997 and 1996 were as follows:

                                                       Estimated
                                                         Lives           1997              1996
                                                       ---------       --------           ------
         Cost
           Land                                                       $   537,927      $    300,705
           Bank premises                             25-35 years          562,049           562,049
           Furniture and equipment                   5-10 years         1,058,097           854,394
           Leasehold improvements                    5-25 years            70,137            70,137
                                                                        ----------        ----------
                                                                        2,228,210         1,787,285
         Less accumulated depreciation                                    975,882           862,852
                                                                        ----------        ----------
                  Net book value                                      $ 1,252,328      $    924,433
                                                                        ==========        ==========

         Certain Bank facilities are leased under various operating leases. Rental expense was $394,906, $424,152, and $404,149, in 1997, 1996 and
         1995 respectively. Future minimum rental commitments under noncancelable leases are:

                  1998                                 $ 321,175
                  1999                                 332,212
                  2000                                 284,177
                  2001                                 292,715
                  2002                                 301,496
                  Thereafter                           2,761,434
                                                       ---------
                                                       $4,293,209
                                                       ==========

(5)      BORROWED FUNDS
         Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

(6)      EMPLOYEE BENEFITS
         The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually-determined employer match on employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totalled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $103,000, $84,000, and $64,542, for 1997, 1996, and 1995, respectively.

(7)      COMPOSITION OF DEPOSITS
         The aggregate amount of certificates of deposit with minimum balances of $100,000 was $16,086,920, and $10,434,279 at December 31, 1997 and
         1996, respectively. All certificates of deposit mature within one year of issuance.

(8)      INCOME TAXES
         The consolidated provision for income taxes consists of the following:

                                         1997                  1996                  1995
                                      ---------             ---------             ---------
         Currently payable
                  Federal             $ 663,203             $ 511,800             $ 599,187
                  State                 210,500               164,000               177,500
                                      ---------             ---------             ---------
                                        873,703               675,800               776,687
         Deferred                      (126,714)             (105,271)              (20,871)
                                      ---------             ---------             ---------
                                      $ 746,989             $ 570,529             $ 755,816
                                      =========             =========             =========

         As of December 31, 1997 and 1996, the principal temporary differences resulting in deferred tax assets and liabilities are as follows:

         Deferred tax assets                                  1997                1996
                                                            --------            --------
           Loans                                            $227,811            $237,182
           Deferred compensation                             144,000              96,000
           State net operating loss carryforward
                  (parent company)                            40,000                  --
         Deferred tax liabilities
           Properties & equipment                            100,930             149,015
                                                            --------            --------
             Net deferred tax asset                         $310,881            $184,167
                                                            ========            ========

         The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:

                                                     1997             1996             1995
                                                      ---              ---              ---
         Statutory federal income tax rate             34%              34%              34%
         Effect on tax rate of:
                  Tax-exempt securities                (1)              (1)              (1)
                  Tax-exempt loan income               (1)              (1)              (3)
                  State taxes                           6                6                5
                  Nondeductible items                   1                4                5
                  Other                                (1)              --               (1)
                                                      ---              ---              ---
                  Effective tax rate                   38%              42%              39%
                                                      ===              ===              ===

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

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

         Loans
         Related parties were indebted to the Company for loans totalling $5,808,693 as of December 31, 1996. During 1997, additional advances of $7,463,546 were made and $3,278,933 was retired for a balance of $9,993,307 as of December 31, 1997.

         Rent
         One operating location of the Bank is leased from a related party. Rent paid to that party totalled $302,521, $290,360, and $267,911, for the years ended December 31, 1997, 1996 and 1995, respectively.

         Loan participations sold
         Certain loans and loan participations which the Bank services were sold to a related party without recourse. As of December 31, 1997 and 1996, these loans totalled $818,305 and $400,783, respectively.

         Deposits
         The Company is indebted to certain related parties for bank deposits made in the ordinary course of business. Rates and terms of said deposits are comparable to those offered to unrelated depositors.

         Other
         The Company engages in routine operating transactions with entities related to directors. Said transactions are in the normal course of business and are immaterial to operations.

(11)     CONTINGENT LIABILITIES AND COMMITMENTS
         The Bank's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, commercial letters of credit, and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1997 is as follows:

         Commitments to extend credit                    $ 6,384,080
         Standby letters of credit                           154,030
         Commercial lines of credit available              3,678,012
         Consumer lines of credit available                2,191,052
                                                         -----------
                                                         $12,407,174
                                                         ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

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

         The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. As of the date of these financial statements, all regulatory and zoning approvals have been obtained. The Bank is pursuing engineering and pre-construction phases of the building.

         The Bank purchased a parcel of property on January 2, 1998 in North Brunswick, New Jersey, for the purpose of relocating its current North Brunswick branch office. The purchase price of the property is $293,000. The Bank intends to construct a permanent office building on the site and operate this branch from a temporary facility during the construction phase. As of the date of these financial statements, the Bank has obtained regulatory approvals for the branch office relocation. Municipal applications have been made for land use and construction.

         The Company has assessed the potential impact of the arrival of the year 2000 on its computer operations and on related costs. Management has formulated a plan, the cost of which, will not be material to the consolidated financial statements. Additionally, management does not anticipate any interruption in operations.

(12)     CONCENTRATIONS OF CREDIT RISK
         All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $19,891,202 and $27,511,401 as of December 31, 1997 and 1996,
         respectively, approximately $2,000,000 and $8,000,000, respectively, of those loans are collateralized by stock in one publicly-traded company. The market value of stock collateralizing those loans totals approximately $6,000,000 and $16,000,000, respectively as of the same date. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loan to value ratios of no greater than 75%.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The following table presents the carrying amounts and estimated fair values of financial instruments at December 31, 1997 and 1996:

                                                                December 31, 1997                     December 31, 1996
                                                                -----------------                     -----------------
                                                           Carrying             Fair              Carrying            Fair
                           (In thousands)                    Value              Value              Value              Value
                                                             -----              -----              -----              -----
         Financial assets
           Cash and due from banks                          $ 4,933            $ 4,933            $ 9,191            $ 9,191
           Federal funds sold                                26,600             26,600             20,100             20,100
           Securities held to maturity                       15,120             15,609             13,889             14,270
           Loans, net                                        52,706             53,418             52,854             53,626
           Accrued interest receivable                          586                586                578                578

         Financial liabilities
           Deposit liabilities                               80,758             80,738             81,798             81,765
           Borrowed funds                                       512                512                302                302
           Accrued interest payable                             293                293                277                277

         Off-balance-sheet liability instruments
           Loan commitments                                     n/a             12,253                n/a             16,554
           Standby letters of credit                            n/a                154                n/a                719
           Commercial letters of credit                         n/a                 --                n/a                147

(14)     REGULATORY MATTERS
         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

         The Company's actual capital amounts and ratios compared to regulatory minimum ratios and amounts are presented as follows (in thousands):

                                                                        For Capital
                                                                          Adequacy                 Well
                                                    Actual                Purposes              Capitalized
                                                    ------                --------              -----------
         December 31, 1997
           Total Capital                          $   19,826             $   5,380             $   6,725
             % of risk-weighted assets                    29.48%                 8.00%                10.00%
           Tier I Capital                             19,515                 2,690                 4,035
             % of risk-weighted assets                    29.02%                 4.00%                 6.00%
           Tier I Capital                             19,515                 4,088                 5,109
             % of average assets                          19.10%                 4.00%                 5.00%

         December 31, 1996
           Total Capital                          $   18,653             $   4,708             $   5,885
             % of risk-weighted assets                    31.70%                 8.00%                10.00%
           Tier I Capital                             18,538                 2,354                 3,531
             % of risk-weighted assets                    31.50%                 4.00%                 6.00%
           Tier I Capital                             18,538                 3,958                 4,947
             % of average assets                          18.74%                 4.00%                 5.00%

(15)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
         Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                                                1997
                                                  ----------------------------------------------------------------
                                                   March              June            September          December
                                                  -------            -------            -------            -------
         Interest income                          $ 1,799            $ 2,003            $ 1,981            $ 1,979
         Interest expense                             486                488                508                490
                                                  -------            -------            -------            -------
              Net interest income                   1,313              1,515              1,473              1,489
         Provision for (reversal
           of) credit losses                          170                190                 75               (592)
                                                  -------            -------            -------            -------
              Net interest income
               after provision for
               credit losses                        1,143              1,325              1,398              2,081
         Other income                                 189                236                227                223
         Other expenses                               994              1,084              1,560              1,192
                                                  -------            -------            -------            -------
              Income before income
               taxes                                  338                477                 65              1,112
         Income tax expense                           157                200                 52                338
                                                  -------            -------            -------            -------

         Net income                               $   181            $   277            $    13            $   774
                                                  =======            =======            =======            =======

         Net income per share                     $   .25            $   .38            $   .02            $  1.08
                                                  =======            =======            =======            =======

         During the fourth quarter 1997, the Company completed a comprehensive review of its loan loss reserve. As a result of that review and a the recovery of a significant loan previously charged off, there is a reversal of credit losses in the fourth quarter.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

                                                                             1996
                                                  ------------------------------------------------------------
                                                  March              June           September         December
         Interest income                          $1,660            $1,856            $1,788            $1,846
         Interest expense                            487               487               515               495
                                                  ------            ------            ------            ------
              Net interest income                  1,173             1,369             1,273             1,351
         Provision for credit
          losses                                      75               135               140                60
                                                  ------            ------            ------            ------
              Net interest income
               after provision for
               credit losses                       1,098             1,234             1,133             1,291
         Other income                                192               192               211               125
         Other expenses                            1,035             1,093             1,021               994
                                                  ------            ------            ------            ------
              Income before income
               taxes                                 255               333               323               422
         Income tax expense                          114               138               138               180
                                                  ------            ------            ------            ------

         Net income                               $  141            $  195            $  185            $  242
                                                  ======            ======            ======            ======

         Net income per share                     $  .20            $  .27            $  .25            $  .34
                                                  ======            ======            ======            ======


(16) CONDENSED FINANCIAL INFORMATION OF BRUNSWICK BANCORP (PARENT ONLY) Balance Sheets

                                                                             December 31,
                                                                 -------------------------------------
                                                                     1997                     1996
                                                                 ------------             ------------
         Assets
         Due from banks - demand deposits with
          the Bank                                               $    190,439             $    612,393
         Investments - certificate of deposit
          with the Bank                                               993,198                  184,992
         Loans receivable                                           3,400,000                  400,000
         Investment in the Bank                                    15,184,217               14,146,760
         Foreclosed real estate                                            --                3,408,641
         Accrued interest receivable and other assets                  88,081                    5,544
                                                                 ------------             ------------

                                                                 $ 19,855,935             $ 18,758,330
                                                                 ============             ============

         Liabilities and Stockholders' Equity
         Accrued expenses and other liabilities                  $     30,360             $    105,400
         Common stock - par value $2 per share -
          3,000,000 shares authorized, 721,920
          issued                                                    1,443,840                1,443,840
         Additional paid-in capital                                 4,284,804                4,284,804
         Retained earnings                                         14,168,828               12,924,286
         Treasury stock at cost, 3,039 shares                         (71,897)                      --
                                                                 ------------             ------------
                                                                   19,825,575               18,652,930
                                                                 ------------             ------------
                                                                 $ 19,855,935             $ 18,758,330
                                                                 ============             ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

         Statements of Income

                                                                              Year Ended December 31,
                                                           -----------------------------------------------------------
                                                               1997                    1996                    1995
                                                           -----------             -----------             -----------
         Interest income                                   $   111,640             $    49,475             $    22,796
         Dividends from the Bank                               450,000                 250,000                 197,518
         Other income                                               --                      --                  34,231
         Other expenses                                        (63,915)                (12,303)                (11,452)
         Loss on foreclosed real estate                       (398,681)                     --                      --
                                                           -----------             -----------             -----------
              Income before income taxes and
               equity in undistributed net
               income of the Bank                               99,044                 287,172                 243,093
         Income tax expense (benefit)                         (108,041)                 31,694                   8,100
                                                           -----------             -----------             -----------
              Income before equity in undistri-
               buted net income the Bank                       207,085                 255,478                 234,993
         Equity in undistributed net income
          of the Bank                                        1,037,457                 507,372                 921,164
                                                           -----------             -----------             -----------

              Net income                                   $ 1,244,542             $   762,850             $ 1,156,157
                                                           ===========             ===========             ===========

         Net income per share of common stock              $      1.73             $      1.06             $      1.60
                                                           ===========             ===========             ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995

Statements of Cash Flows

                                                                          Year Ended December 31,
                                                         -------------------------------------------------------
                                                             1997                  1996                  1995
                                                         -----------           -----------           -----------
         Cash flows from operating activities
              Net income                                 $ 1,244,542           $   762,850           $ 1,156,157
         Adjustments to reconcile net income
          to cash provided by operating
          activities
              Depreciation                                    57,000                74,599                    --
              Loss on foreclosed real estate                 398,681                    --                    --
              (Increase) decrease in other
               assets                                        (82,537)                5,524                63,643
              Increase (decrease) in other
               liabilities                                   (75,040)               22,700                23,400
              Equity in undistributed net
               income of the Bank                         (1,037,457)             (507,372)             (921,164)
                                                         -----------           -----------           -----------


         Cash provided by operating activities               505,189               358,301               322,036

         Cash flows from investing activities
              Net (increase) decrease in loans            (3,000,000)             (400,000)                   --
              Net (increase) decrease in
               certificates of deposit                      (808,206)              282,067               (19,171)
              Proceeds from sale of foreclosed
               real estate                                 2,952,960                    --                    --
              Acquisition of foreclosed real
               estate                                             --                (8,785)              (76,705)
                                                         -----------           -----------           -----------

              Cash provided by (used in)
               investing activities                         (855,246)             (126,718)              (95,876)

         Cash flows from financing activities
              Cash dividends paid                                 --                    --                (5,100)
              Purchase of treasury stock                     (71,897)                   --                    --
                                                         -----------           -----------           -----------

              Cash used in financing activities              (71,897)                   --                (5,100)
                                                         -----------           -----------           -----------

         Increase (decrease) in cash                        (421,954)              231,583               221,060
         Cash and cash equivalents, beginning
          of year                                            612,393               380,810               159,750
                                                         -----------           -----------           -----------

         Cash and cash equivalents, end of
          year                                           $   190,439           $   612,393           $   380,810
                                                         ===========           ===========           ===========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 1997.