Form 10-Q/A
period 1998-09-30
BRUNSWICK BANCORP
filed 1999-04-01
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

Year 2000 Issues

     The Year 2000 issues involve potential problems to financial institutions and other businesses that rely on computers to assist in normal daily operations of their business. Many computer programs and applications, which use date fields, may cease to function normally as a result of the way these fields have been programmed. Date sensitive software may recognize a date using 00 as the year 1900 rather than the Year 2000. This could cause a system failure, loss of files, miscalculations or hardware failure. In turn, these problems could cause disruptions of operations and could result in a temporary inability to process transactions or conduct normal business activity.

     The Company has implemented a Year 2000 compliance plan. The objective of this plan is to ensure the company will be Year 2000 ready prior to December 31, 1999. Management has formed a Year 2000 committee with members from all significant areas of operations to review its systems, vendors and customers that could be affected by the Year 2000 issue. The committee has developed an implementation plan to rectify any issues related to processing of transactions in the Year 2000 and beyond. As recommended by the Federal Financial Institutions Examination Council ("FFIEC") guide, the Year 2000 compliance plan includes the following phases: Awareness, Assessment, Renovation, Validation (testing) and Implementation. The plan is designed to identify risks, develop an action plan, and perform adequate testing and complete certification so that the Company's computer systems will be Year 2000 ready.

     As of September 30, 1998, the Company had substantially completed the Awareness, Assessment and Renovation phases of its Year 2000 compliance plan in connection with the Company's primary operating system and software (the "primary system"). An external third party supplier provides the primary system, and this vendor has represented to the Company that its hardware and software are Year 2000 compliant. This hardware and software have been installed. The Company has started its own Validation (testing) and Implementation phase on the primary system with a target completion date of March 1999. The Company is also in the process of Validation (testing) and Implementation its computer operations and obtaining Year 2000 compliance assurances from its non-governmental outside vendors.

     The Company recognizes that significant Year 2000 problems affecting third parties could adversely affect the Company. The Company is in the process of communicating with its significant borrowers and depositors, and with others whose core businesses could be materially affected by Year 2000 failures and who have substantial dealings with the Company. The Company is seeking assurances that those businesses are taking appropriate steps to become Year 2000 compliant. In addition, the Company is seeking information from its non-information technology suppliers (i.e., utility systems and security systems) regarding their Year 2000 readiness.

     Currently, management believes that its cost to make its internal data processing operations Year 2000 compliant will not be material. The costs identified directly with the Year 2000 compliance plan are not expected to exceed $50,000. These costs will be funded through operating cash flows and expensed when incurred. Costs will also be incurred for replacement of various computers, software upgrades and upgraded server software. The Company had planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 compliant.

     The Company is in the process of completing a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date then alternative actions would be taken as outlined in the remediation contingency plan. In addition, the Company continues to review its comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company plans to review and updated its remediation contingency plan and business resumption plan as needed throughout 1998 and 1999. The Company is also in the process of preparing a contingency plan regarding its non-mission critical hardware, software, vendors and customers, which is targeted for completion by December 31, 1998.

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


                       BRUNSWICK BANCORP AND SUBSIDIARIES



       April 1, 1999                              /s/ Carmen J. Gumina
------------------------------                    ------------------------------
             Date                                 Carmen J. Gumina
                                                  President


       April 1, 1999                              /s/ Thomas Fornale
------------------------------                    ------------------------------
             Date                                 Thomas Fornale
                                                  Treasurer