Form 10-K405
period 1998-12-31
BRUNSWICK BANCORP
filed 1999-04-02
CIK 771614

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________TO___________

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

                           Common Stock, $2 per value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes [X ] no [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non affiliates of the Registrant, as of February 12, 1998 was $24,426,858. The number of shares of Registrant's Common Stock, $2 per value, outstanding as of February 12, , 1999 was 898,783.

                                BRUNSWICK BANCORP
                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                   Part(s) Into
Documents                                                    Which Incorporated

The Proxy Statement is expected to be completed, and filed with the SEC within 120 days of the end of the Registrant's fiscal year end. The information in the Proxy Statement under the captions "Proposal No. 1- Election of Directors," "Directors' Compensation", "Executive Compensation," "Beneficial Ownership of Common Stock by Management and Principal Shareholders," "Certain Transactions with Management," and "Compensation Committee Interlocks and Insider Participation," is the only information incorporated by reference in this Annual Report on Form 10-K. Information is the Proxy Statement required by Paragraphs
(k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of the Annual Report on Form 10-K III

         With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

TABLE OF CONTENTS                                                               Page
PART I
    Item 1-       Business .....................................................1
    Item 2-       Properties ...................................................5
    Item 3-       Legal Proceedings ............................................6
    Item 4-       Submission of Matters to a Vote of
                  Security Holders .............................................6
PART II
    Item 5-       Market for Registrant's Common Equity
                  and Stockholder Matters ......................................6
    Item 6-       Selected Financial Data ......................................7
    Item 7-       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................8
    Item 7A-      Quantitative and Qualitative Disclosures About
                  Market Risk ..................................................20
    Item 8-       Financial Statements and Supplementary Data ..................20
    Item 9-       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .......................20

PART III
    Item 10-      Directors and Executive Officers of the Registrant............20
    Item 11-      Compensation of Executive Officers ...........................20
    Item 12-      Security Ownership of Certain Beneficial Owners
                  and Management ...............................................20
    Item 13-      Certain Relationships and Related Transactions................21

PART IV
    Item 14-      Exhibits, Financial Statement, Schedules and Reports on
                  Form 8-K .....................................................21

SIGNATURE
EXHIBITS

                                BRUNSWICK BANCORP

                             Form 10-K Annual Report

                   For the Fiscal Year Ended December 31, 1998

                                     PART I

ITEM 1 BUSINESS.

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

         Under the Bank Holding Company Act, BB may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board. Under current law, a New Jersey based bank holding company, like BB, is permitted to acquire banks located in New Jersey and in certain other states if the states had enacted laws specifically to permit acquisitions of banks by out-of-state bank holding companies having the largest portion of their deposits in New Jersey. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Acquisitions through the Bank require approval of the Federal Deposit Insurance Corporation (the FDIC). Statewide branching is permitted in New Jersey. The Holding Company Act does not place territorial restrictions on the activities on non-banking subsidiaries of bank holding companies.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") enabled bank holding companies to acquire banks in states other than its home state regardless of applicable state law. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to "opt-out" of this provision, thereby prohibiting interest branching in such states. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. The vast majority of states have allowed inter-state banking by merger but have not authorized de novo branching.

         New Jersey has enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

         Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8.00% is required. At least 4% of an institution's qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity minus goodwill.

         Tier 2 capital consists of an institution's allowance for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses which may be considered Tier 2 capital is limited to 1.25% of risk-based assets. As of December 31, 1998, the Company's Total Capital ratio was 31.78%, consisting of a Tier 1 ratio of 31.19% and Tier 2 ratio of 1.19%. Such ratios exceed the current regulatory requirements.

         In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100-200 basis points above the 3% minimum. As of December 31, 1998, the consolidated Company had a leverage capital ratio of 20.21%.

         The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 1998. As of December 31, 1998, the Bank had a risk weighted capital ratio of 25.06% and a leverage capital ratio of 18.31%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized" "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

         The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than
6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

         Under the Community Reinvestment Act ("CRA)", as implemented by FDIC regulation, a federally insured bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a federally insured bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. Brunswick Bank & Trust Co. received a "1" (Satisfactory) CRA rating in its most recent examination.

         (b) Industry Segments.

         The Registrant has one industry segment: commercial banking.

         (c) Narrative Description of Business.

         Brunswick Bancorp exists primarily to hold the stock of its active subsidiary, Brunswick Bank and Trust. BB also own 100% of the common stock of Brunscor Realty, an inactive corporation. As a secondary function, BB began commercial lending activity in 1988. Such activity was approved by the Federal Reserve Bank of New York.

         BB is a legal entity separate from the Bank. The Bank is BB's principal asset. Dividends from the Bank are BB's primary source of income. As explained under Item 5, legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to BB.

         The Bank maintains its head office in New Brunswick, New Jersey. The Bank operates out of its head office and 5 branch offices in Monmouth and Middlesex Counties.

At December 31, 1998, BB and its subsidiary Bank had deposits of $86,954,909, total loans of $44,075,384, and total assets of $109,141,288. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 49 full-time employees as of December 31, 1998.

         The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 1998, 37% of the loan portfolio is in commercial loans, 5% in construction first mortgage loans, 40% in commercial first mortgage loans, 15% in residential loans, and 3% in installment loans. The composition of the loan portfolio represents a shift from December 31, 1997. During 1998 a significant portion of the Real Estate Construction loans were paid off. One particular loan for $6 million was paid off and the permanent financing was obtained elsewhere. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide strong security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical areas. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuation in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short term maturity dates.

         There are numerous commercial banks throughout New Jersey, many of which have offices in Monmouth and Middlesex Counties, New Jersey. In common with the entire banking industry, the Bank experiences strong competition for banking business in its market area. The Bank competes both for deposits and loans with other national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, and other financial institutions. While many of the Bank's competitors are larger and have greater financial resources the Bank, in the opinion of the Bank, the size of its financial resources has imposed no substantial impediment to its normal lending functions. The Bank is limited, however, in making commercial loans to an amount not in excess of fifteen percent of its capital in most circumstances. The Bank has, on occasion, arranged for participation by other institutions when it has made larger loans. Additionally, BB participates in certain loans with the Bank as permitted by the Federal Reserve Bank of New York.

         The Company does not rely on any one customer for an amount in excess of 10% of income.

         (d) Financial information about foreign and domestic operations and export sales.

         The Company operates only in New Jersey. No income is derived from foreign persons or entities.

         (e) Executive Officers of the Registrant.

         The following table sets forth information as to each executive office of BB who is not a director. All executive officers of BB serve at the pleasure of the Board of Directors.

Name,
Position with                 Officer of                      Principal Occupation
BB, and Age                    BB Since                       During Past Five Years
-----------                    --------                       ----------------------
Roman T. Gumina                  1987                         Executive Vice President
Chief Operating Officer                                       Brunswick Bank & Trust
39

Thomas A. Fornale                1989                         Controller
Secretary/Treasurer                                           Brunswick Bank & Trust
Controller
60

         (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

         Set forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.

         I.       Distribution of Assets
                  Liabilities and Stockholders'
                  Equity; Interest Rates and
                  Interest Differential                                         14-15

        II.       Investment Portfolio                                          15-16

       III.       Loan Portfolio                                                16-18

        IV.       Summary of Loan Loss Experience                               18-19

         V.       Deposits                                                      19-20

        VI.       Return on Equity and Assets                                      20

        VII.      Short-Term Borrowings                                            20

ITEM 2. PROPERTIES.

         The Bank currently operates from its main office, and five branch offices. The main office and two branches are leased by the Bank. Three of the branch offices are owned by the bank.

The following is a list of offices the Bank owns:

                                                           Approximate
Branch                         Address                     Square Feet
------                         -------                     -----------
George Street                 352 George Street
                              New Brunswick, NJ  08901        4,700

South Brunswick-              Monmouth Junction Road
Monmouth Junction             and Kingston Lane
                              South Brunswick, NJ             2,000

Freehold                      444 West Main Street
                              Freehold, NJ 07728              2,000

The following is a list of offices which the Bank leases:


                                                                                         Expiration
Branch                Address                            Square Feet                     Date of Lease
------                -------                            -----------                     -------------
Main Office           439 Livingston Avenue              8,400 and                       2010
                      New Brunswick, NJ  08901           4,000 (basement)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS;

         No matters were submitted to a vote of shareholders of BB during the fourth quarter of 1998.

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

         BB had 398 shareholders of record as of December 31,1998.

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

                                                           1998
                                                  ----------------------
                                                           Bid
                                                           ---
                                                  High               Low
                                                  ----               ---
         1st Quarter                             22 1/8            19  5/8
         2nd Quarter                             27 1/8            26 1/2
         3rd Quarter                             29 1/8            26 1/2
         4th Quarter                             29 5/8            26 1/2

                                                           1997
                                                  ---------------------
                                                           Bid
                                                           ---
                                                  High              Low
                                                  ----              ---
         1st Quarter                             15 1/2            13 1/2
         2nd Quarter                             15 3/4            15 1/2
         3rd Quarter                             18                17 1/2
         4th Quarter                             19 1/2            18 1/4

         Payments of dividends by Brunswick Bank and Trust Company to BB is restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 1998, approximately $5 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1995 and 1994; cash was paid in lieu of fractional shares. No dividends were paid in 1998, 1997, 1996, or 1993. The Board of Directors is considering a dividend in 1999, but has not yet determined if cash dividends will be reinstituted.

STOCK SPLIT

         The Board of Directors declared a Five Shares for Four Shares stock split payable on February 11, 1999 to stockholders of record on December 14, 1998. The stock split resulted in the Company issuing 180,346 shares. The board determined that cash will be paid in lieu of fractional shares resulting from the stock split at a value of $34.00 per share. These financial statements give retroactive effect to the stock split.

         Earnings per share have been restated to reflect the stock split declared.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data concerning BB:

                             Year Ended December 31,
                  (Dollars in Thousands Except Per Share Data)

                                1998         1997          1996         1995         1994
                                ----         ----          ----         ----         ----
Interest income               $ 7,946      $ 7,762       $ 7,150      $ 7,222      $ 6.396
Interest expense                2,111        1,972         1,984        1,823        1,366
Net interest income             5,835        5,790         5,166        5,399        5,030
Provision for credit
  losses                          100         (157)          410           --          400
Net interest income
  after provision for
  credit losses                 5,735        5,947         4,756        5,399        4,630
Non-interest income               877          875           720          841          845
Other expenses                  4,089        4,830         4,143        4,328        3,872
Income before income
  taxes                         2,523        1,992         1,333        1,912        1,603
Income tax expense                987          747           570          756          626
Net income                      1,536        1,245           763        1,156          977
Net income per share             1.71         1.38           .85         1.28         1.08
Cash dividends per share          -0-          -0-           -0-          -0-          -0-


                  Summary Consolidated Statements of Condition
                  (Dollars in Thousands Except Per Share Data)

                               1998          1997          1996           1995         1994
                               ----          ----          ----           ----         ----
Total Asstes                 $109,141      $101,640      $101,337      $ 92,437      $105,751
Deposits                       86,955        80,758        81,798        73,325        87,703
Other Liabilities                 845         1,056           886         1,222         1,309
Stockholders' equity           21,341        19,826        18,653        17,890        16,739
    Total shareholder's
equity per outstanding
share                           23.74         21.98         20.67         19.83         18.51
                                -----         -----         -----         -----         -----

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with Consolidated Financial Statements, their related notes, beginning after the signature page, and the Selected Financial Data presented in Item 6.

Overview

         The Company's 1998 net income of $1,535,852 increased $291,310 or 23.4% from its 1997 net income of $1,244,542. The increase of net income for 1998 was due to significant decrease in other expenses. In 1997 loss on foreclosed real estate totaled $398,681, whereas in 1998 no loss occurred. In addition, accompanying expenses were significantly lower due to an insurance settlement of $75,000, received in 1998 and in 1997 approximately $150,000 in renovation expenses for the downtown New Brunswick office. Other items that affected income in 1998 are as follows: In 1998 decrease in Net interest income of $212,000 compared to 1997 was due to a recapture of $159,000 of loan loss provision in 1997, also, an increase in the income tax provision in 1998 compared to 1997 for $240,000.

         Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 1998, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township), New Jersey.

Income Statement Analysis 1998 vs. 1997

         For the year of 1998 income before income taxes increased from 1997 by $531,000. This increase occurred because of several major factors, which are described below.

         During 1997 a $399,000 loss resulted from the sales of a large foreclosed commercial property and approximately $150,000 in expenses were incurred from the complete renovation of our branch located in downtown New Brunswick. These events resulted in a $549,000 negative impact on 1997 earnings in comparison to 1998.

         During 1998 a $75,000 insurance settlement was received. This settlement was for water damage that occurred at our downtown New Brunswick branch during 1997 and was applied against 1998 expenses.

         Interest income increased by $184,000 and interest expense decreased by $139,000, which resulted in a $45,000 increase in net interest income. The following table illustrates how changes in interest rates and volume effected net interest income

         Interest income:
                      Effect of increased volume                      $ 448,000
                      Effect of decreased interest rates               (264,000)
         Interest expense:
                      Effect of increased volume                       (167,000)
                      Effect of decreased interest rates                 28,000
                                                                      ---------
         Increase in net interest income                              $  45,000
                                                                      =========

         During 1997 no loan loss provision was required and a recapture of $157,000 of loan loss provisions of prior years was recorded. During 1998 $100,000 in loan loss provisions were required thereby producing a $257,000 negative impact on 1998 earnings when compared to that of 1997.

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

          Interest income:
             Effect of increased volume                            $292,000
             Effect of increased interest rates                     320,000
          Interest expense:
             Effect of increased volume                             (50,000)
             Effect of decreased interest rates                      62,000
                                                                   --------
          Increase in net interest income                          $624,000
                                                                   ========

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

Balance Sheet Analysis

         The most notable changes in the balance sheet, from December 31, 1997 to December 31, 1998, are increases in Federal funds sold and securities of $7,400,000 and $7,945,000, respectively which, for the most part, were the result of the $9,539,000 decrease in loans.

         The increase in securities resulted from purchases of U.S. Treasury securities which were needed for collateral to secure increased public funds deposits as required under the Governmental Unit Deposit Protection Act of the New Jersey Department of Banking.

         Cash and due from banks increased by $1,515,000. All other assets were comparable to 1997 amounts.

         There was little change in demand deposits from December 31, 1997 to December 31, 1998. Savings and NOW deposits increased by $14,667,000 and time deposits decreased by $7,880,000 resulting in a $6,197,000 increase in total deposits. This increase, for the most part, is attributed to the increased public funds deposits mentioned above.

         Stockholders; equity, with the addition of 1998 net income, increased by $1,516,000.


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

         The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 1998, cash due from banks totaled $6.4 million; federal funds totaled $34 million. Investment securities and loans maturing within one year totaled $650,000 and $55,000, respectively.

         In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $1.5 million in 1998, $1.4 million in 1997, and $1.3 million in 1996. In 1998, investing activities used $6.1 million due primarily to purchase investment securities. Financing activities provided approximately $6.1 million from increases in savings and new deposits.

         In light of the past cash flows provided from operating, financing, and investing activities, management believes it is in a strong position to meet both short and long term liquidity needs. The Company has been able to maintain adequate liquidity in the past and does not foresee impairment of that liquidity in the future.

         Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long term debt and management does not contemplate undertaking such debt in the future, all financial positioning is done through liquid funds.

         Brunswick Bancorp is subject to the capital adequacy requirements of the Federal Reserve Board. At December 31, 1998, the Company was in compliance with the minimum capital requirements and is expected to remain in compliance in the future. Capital ratios are as follows:

                                                                Minimum
                                                                Regulatory
                                         December 31,           Guidelines
                                    --------------------      ----------
                                    1998          1997
                                    ----          ----
Risk-based capital ratios
   Tier I                           31.19%        29.16%        4.000%
   Total capital                    32.38%        30.38%        8.000%
Capital (in thousands)
   Tier I capital                 $20,945       $19,515
   Tier II capital (1)                801           820
                                  -------       -------
                                  $21,746       $20,335
                                  =======       =======

(1) Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Readiness for Year 2000

         Year 2000 issues involve potential problems to financial institutions and other businesses that rely on computers to assist in normal daily operations of their business. Many computer programs and applications, which use date fields, may cease to function normally as a result of the way these fields have been programmed. Date sensitive software may recognize a date using 00 as the year 1900 rather then the Year 2000. This could cause a system failure, loss of files, miscalculations and hardware failure; In turn, these problems could causing disruptions of operations and could result in a temporary inability to process transactions or conduct normal business activity.

         The Company has implemented a Year 2000 compliance plan. The objective of this plan is to ensure the company will be Year 2000 ready prior to December 31, 1999. Management has formed a Year 2000 committee with members from all significant areas of operations to review its systems, vendors and customers that could be affected by the Year 2000 issue. The committee has developed an implementation plan to rectify any issues related to processing of transactions in the Year 2000 and beyond. As recommended by the Federal Financial Institutions Examination Council ("FFIEC") guide, the Year 2000 compliance plan includes the following phases: Awareness, Assessment, Renovation, Validation (testing) and Implementation. The plan is designed to identify risks, develop an action plan, and perform adequate testing and complete certification that its computer systems will be Year 2000 ready.

         As of December 31, 1998, The Company has substantially completed all phases of its Year 2000 compliance plan in connection with the Company's primary operating system and software (the "primary system"). An external third party supplier provides the primary system, and this vendor has represented to the Company that its hardware and software have been installed which are Year 2000 compliant. The company has conducted its own Validation (testing) and Implementation phase on the primary system. In the course of the Company's testing, it did not become aware of any Year 2000 problems in the primary system. The Company has also completed Validation (testing) and Implementation on its other computer operations and has received Year 2000 compliance assurances from all non-governmental outside vendors.

         The Company recognizes that significant Year 2000 problems affecting third parties could adversely affect the Company. The Company has communicated with its significant borrowers and depositors, and with others whose core businesses could be materially affected by Year 2000 failures and who have substantial dealings with the Company. The Company has sought and continues to seek assurances that those businesses are taking appropriate steps to become Year 2000 compliant. In addition, the Company has sought information from its non-information technology supplies (i.e., utility systems and security systems) are regarding their Year 2000 readiness.

         Currently, management believes that its costs to make its internal data processing operations Year 2000 compliant will not be material. The costs identified directly with the Year 2000 compliance plan are not expected to exceed $50,000. These costs will be funded through operating cash flows and expensed when incurred. Costs will also be incurred for replacement of various personal computers, software upgrades, and upgraded server software. The Company planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 compliant.

The Company is in the process of completing a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date then alternative actions are to be taken as outlined in the remediation contingency plan. In addition, the Company continues to review its comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company' plans to review and update its remediation contingency plan and business resumption plan as needed throughout 1999. The Company is also in the process of completing a contingency plan regarding its non-mission critical hardware, software, vendors and customers.

Statements Regarding Forward-Looking Information

         This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955. Forward-looking statements can be identified by the use of words such as "believes", "expects", and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, customer retention, or failure of the company's Year 2000 compliance program to effectively address Year 2000 computer problems. The company assumes no obligation for updating any such forward-looking statements at any time.

Interest Rate Sensitivity Management

     The accompanying table, a quantification of the Company's interest rate exposure at December 31, 1998, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                                      Interest Rate Sensitivity*

                                                                          After
                                                          After            One
                                                          Three            but
                                           Within       but Within       Within         After
                                           Three          Twelve          Five          Five       Noninterest
                                           Months         Months          Years         Years        Bearing           Total
                                           ------         ------          -----         -----        -------           -----
Assets
    Cash & due from banks                 $      -       $      -       $      -       $     -       $  6,448       $   6,448
    Federal funds sold                      34,000              -              -             -              -          34,000
    Investment securities                        -            650         21,254         1,150             12          23,066
    Loans, net (a)                           3,859         12,739         21,236         5,809           (476)         43,167
    Other assets                                                -              -             -          2,460           2,460
                                          ---------      ---------      ---------      --------      ---------      ----------
                                          $ 37,859       $ 13,389       $ 42,490       $ 6,959       $  8,444       $ 109,141
                                          =========      =========      =========      ========      =========      ==========

Liabilities and Stockholders Equity
    Total deposits (b)                    $ 36,108       $ 11,012       $ 15,247       $     -       $ 24,588        $ 86,955
    Borrowed funds                             511              -              -             -              -             511
    Other liabilities                            -              -              -             -              -             333
    Stockholders equity                          -              -              -             -         21,333          21,342
                                          ---------      ---------      ---------      --------      ---------      ----------
                                          $ 36,619       $ 11,012       $ 15,247       $    -0-      $ 46,263       $ 109,141
                                          =========      =========      =========      ========      =========      ==========
Interest rate sensitivity gap                1,240          2,377         27,243          6,959       (37,819)              -
Cumulative interest
    rate sensitivity gap                    $1,240         $3,617        $30,860       $ 37,819      $     -0-      $      -0-

*Variable rate balances are reported based on their repricing dates. Fixed-rate balances are reported based on their scheduled contractual maturity dates.

(a) Prime priced loans are included in the Within Three Months category; nonaccrual loans and reserve for possible loan losses are included in the Noninterest-Bearing category.
(b) Savings accounts are included in the After One but Within Five Years category.

Unadopted Financial Accounting Standards Board Statements

As of December 31, 1998, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential


                                 (In Thousands)
                             Year Ended December 31,


                                                       1998                                    1997
                                  --------------------------------------      --------------------------------------
                                   Average                       Average      Average                        Average
                                   Balance                        Yield       Balance                         Yield
                                  Sheet (3)     Interest           Rate       Sheet (3)     Interest           Rate
                                  ---------     --------           ----       ---------     --------           ----
Interest-earning Assets
   Federal funds sold             $ 37,610      $  2,019           5.37%      $ 21,792      $  1,204           5.52%
   Investment securities            11,052           669           6.05%        14,975         1,003           6.70%
     taxable
   Investment securities                34             3           8.82%            86             7           9.50%
     non-taxable (1)
   Loans, net                       47,557         5,255          11.05%        51,329         5,548          10.81%
                                  --------      --------       --------       --------      --------       --------

Noninterest-earning assets
   Deposits in bank                  6,681                                       6,193
   Other real estate                    81                                       1,802
     owned
   Other (2)                         2,543                                       3,570
                                  --------      --------       --------       --------      --------       --------
                                  $105,561      $  7,946           7.53%      $ 99,747      $  7,762           7.78%
                                  ========      ========       ========       ========      ========       ========

Interest-bearing liabilities
   Savings deposits               $ 13,311      $    326           2.45%      $ 13,338      $    328           2.46%
   Demand deposits                  29,431         1,014           3.45%        20,326           713           3.51%
   Time deposits                    16,347           759           4.64%        19,925           917           4.60%
Short term debt                        231            12           5.19%           284            14           4.92%
                                  --------      --------       --------       --------      --------       --------
                                    59,320         2,111           3.56%        53,873         1,972           3.66%
Noninterest-bearing
     liabilities
   Demand deposits                  25,019                                      26,318
   Other                               739                                         658
                                  --------      --------       --------       --------      --------       --------
                                    85,078         2,111           2.48%        80,849         1,972           2.44%

Stockholders' equity                20,483                                      18,898
                                  --------      --------       --------       --------      --------       --------
                                  $105,561      $  2,111           2.00%      $ 99,747      $  1,972           1.98%
                                  ========      ========       ========       ========      ========       ========
Net yield on total
     earning assets               $ 96,253      $  5,835           6.06%      $ 88,182      $  5,790           6.57%
                                  ========      ========       ========       ========      ========       ========





                                                   1996
                                  --------------------------------------
                                  Average                        Average
                                  Balance                         Yield
                                  Sheet (3)     Interest           Rate
                                  ---------     --------           ----
Interest-earning Assets
   Federal funds sold             $ 21,560      $  1,158           5.37%
   Investment securities            14,152           839           5.93%
     taxable
   Investment securities               134            11           9.50%
     non-taxable (1)
   Loans, net                       47,084         5,142          10.92%
                                  --------      --------       --------

Noninterest-earning assets
   Deposits in bank                  5,636
   Other real estate                 3,953
     owned
   Other (2)                         4,266
                                  --------      --------       --------
                                  $ 96,785      $  7,150           7.39%
                                  ========      ========       ========

Interest-bearing liabilities
   Savings deposits               $ 14,083      $    347           2.46%
   Demand deposits                  16,974           610           3.59%
   Time deposits                    21,007         1,013           4.82%
Short term debt                        271            14           5.17%
                                  --------      --------       --------
                                    52,335         1,984           3.79%
Noninterest-bearing
     liabilities
   Demand deposits                  25,334
   Other                               935
                                  --------      --------       --------
                                    78,604         1,984           2.52%

Stockholders' equity                18,181
                                  --------      --------       --------
                                  $ 96,785      $  1,984           2.05%
                                  ========      ========       ========
Net yield on total
     earning assets               $ 82,930      $  5,166           6.23%
                                  ========      ========       ========



(1) The rate is presented on a tax equivalent basis using the Federal rate of 34%.
(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.
(3) Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

         The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 1998, 1997, and 1996 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.



                                                                      (In thousands)
                                                   1998 Versus 1997                   1997 Versus 1996
                                                  Increase (Decrease)                Increase (Decrease)
                                                  Due to Changes in                   Due to Changes in
                                           --------------------------------------------------------------------
                                                       Average     Total                  Average      Total
                                           Average      Yield/    Increase     Average     Yield/     Increase
                                           Volume       Ratio    (Decrease)    Volume      Ratio     (Decrease)
                                           ------       -----    ----------    ------      -----     ----------
Interest and dividend income
  Federal funds sold                       $ 871       ($ 56)      $ 815       $  13       $  33       $  46
  Investment securities
     taxable                                (257)        (77)       (334)         53         111         164
  Investment securities
     nontaxable                               (4)         --          (4)         (4)         --          (4)
  Loans, net                                (162)       (131)       (292)        230         176         406
                                           -----       -----       -----       -----       -----       -----

      Total interest income                  448        (264)        181         292         320         612
                                           -----       -----       -----       -----       -----       -----

Interest expense
  Savings deposits                            (1)         (2)         (3)        (18)         (1)        (19)
  Demand deposits                            319         (18)        301         120         (17)        103
     Time deposits                          (148)         (9)       (157)        (53)        (43)        (96)
     Short term debt                          (3)          1          (2)          1          (1)         --
                                           -----       -----       -----       -----       -----       -----

       Total interest expense                167         (28)        139          50         (62)        (12)
                                           -----       -----       -----       -----       -----       -----

       Changes to net interest income      $ 281       ($236)      $  45       $ 242       $ 382       $ 624
                                           =====       =====       =====       =====       =====       =====

Investment Portfolio

The following table shows the carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).


                                             1998       1997       1996       1995       1994
                                             ----       ----       ----       ----       ----
U.S. Treasury securities                  $     -    $     -    $12,007     $5,014    $12,465
Obligations of other U.S.
   Government agencies                     21,016     13,168        382      7,572      7,885
Obligations of state and                  $     -         55        105        152        195
   other political subdivisions
Other securities                            2,050      1,897      1,395      1,392      1,139
                                          --------   --------   --------   --------   --------
        Total investment
           securities                     $23,066    $15,120    $13,889    $14,130    $21,684
                                          ========   ========   ========   ========   ========

Maturities and Average Weighted Yields of Investment Securities

         The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 1998 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.



                                   Due Under 1 Year             Due 1-5 Years            Due 5-10 Years       Due Over 10 Years
                                  ------------------         ---------------------      -----------------     -----------------
                                  Amount       Yield         Amount          Yield      Amount      Yield     Amount      Yield
                                  ------       -----         ------          -----      ------      -----     ------      -----
U.S. Treasury Securities          $   -       $    -        $      -        $     -    $     -     $    -      $  -      $    -

Obligations of other U.S.             -            -          21,003         4.17%                               12       25.00%
 Government agencies

Obligations of states and             -            -               -             -           -          -         -            -
  other political
  subdivision

Other securities                    650        8.96%             250         6.87%       1,150      7.50%         -            -
                                  ------      -------       ---------       -------    --------    -------     -----     --------
     Total investment
        securities                $ 650        8.96%        $ 21,254         4.20%     $ 1,150      7.50%      $ 12       25.00%
                                  ======      =======       =========       =======    ========    =======     =====     ========

Loan Portfolio

         The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):


                                                                               December 31,
                                           1998            1997            1996         1995          1994           1993
                                           ----            ----            ----         ----          ----           ----
Types of loans
  Commercial and financial               $ 16,307        $ 19,891        $ 27,511      $19,168      $ 19,430       $ 19,638
  Real estate- mortgage                    24,406          21,546          22,985       22,918        25,465         21,656
  Real estate- construction                 2,034          10,921           2,206        3,256         1,134          1,448
  Installment                               1,329           1,329           1,112        1,121           737            669
    Total loans                          $ 44,076        $ 53,687        $ 53,814      $46,463      $ 46,766       $ 43,411
                                         ========        ========        ========      =======      ========       ========

The following table sets forth the maturity distribution for the above loan portfolio at December 31, 1998:

Maturities and Sensitivities of Loans to Charges in Interest Rates


                                                                   After 1
                                                                    Year
                                             Within                with-in                 After 5
                                             1 Year                5 Years                  Years                Total
                                             ------                -------                  -----                -----
Commercial and financial
  Fixed rate                                $ 1,417                $ 1,873                  $ 277               $ 3,667
  Variable rate                               6,838                  2,188                    427                 9,453
Real estate-mortgage
  Fixed rate                                  3,223                 16,488                  3,231                22,942
  Variable rate                               2,792                      -                  1,852                 4,644
Real estate-construction
  Fixed rate                                    708                      -                      -                   708
  Variable rate                               1,325                      -                      -                 1,325
Installment
  Fixed rate                                     66                    687                     29                   782
  Variable rate                               $ 554                      -                      -                 $ 554

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

Risk Elements in Loan Portfolio

         Commercial and installment loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days and when a return to current status in not imminent. Real estate loans are placed on non-accrual status when a default of principal or interest has existed for 90 days or more. Subsequent to the change in classification to non-accrual, management assesses the loan for market value of collateral, credit position of the debtor and potential operation of any property involved. Foreclosure proceedings are instituted, as applicable, at that time. Construction loans are first mortgage loans in all cases; delinquency, non-accrual, and foreclosure proceedings are handled in the same manner as other loans secured by real estate. Once a loan is placed on non-accrual, interest previously accrued and uncollected is reversed and charged against current earnings. Subsequent interest income would be recognized on these loans only to the extent collections exceed principal outstanding.

         The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                 December 31,
                                          ------------------------------------------------------------
                                          1998         1997           1996          1995          1994
                                          ----         ----           ----          ----          ----
Nonaccrual loans                          $325         $682          $2,370        $ 2,295       $2,743

Loans, past due 90 days or more            754          303             283          1,773          614
Other real estate owned                    133           60           3,577          3,613        3,708

Percentage of non-performing loan
to gross loans outstanding                2.75%        1.95%           5.13%          8.76%        7.18%

         If the above non-accrual loans at December 31, 1998 had been current, interest income for 1998 would have been approximately $63,000 greater than that recorded. Interest included in income on these loans totaled approximately $84,000 for the year. Delinquency rates at December 31, 1998 primarily were higher than 1997 but lower than 1994 through 1996. The delinquency rate was higher in 1998 primarily to the past due category of over 90 days or more. One commercial loan for $549,000 became part of this category.

         Except for loans included in the above table there were no loans at December 31, 1998 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 1998, the total loan portfolio was approximately $44.1 million. As of the same date, the commercial loan portfolio totaled approximately $16.3 million; $1.1 million of those commercial loans were collateralized by stock in one publicly-traded company. The market value of stock collateralizing those loans totaled approximately $1.8 million as of December 31, 1998. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience

         For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance which have been charged to income.

                                                                    (In thousands)
                                                                Year Ended December 31,
                                             ---------------------------------------------------------
                                             1998         1997          1996         1995         1994
                                             ----         ----          ----         ----         ----
Balance at beginning of period              $  820       $  842        $  867       $1,000       $   93
Charge-offs
     Commercial & financial                    112           34           317           77          109
     Real estate-mortgage                       49          140           134          495          336
     Real estate-construction                   --           --            --           --           --
     Installment                                --           18             2            2            5
                                            ------       ------        ------       ------       ------
                                               161          192           453          574          450

Recoveries
     Commercial & financial                     26            1            --          217          166
     Real estate-mortgage                       16          322            14          220           88
     Real estate-construction                   --           --            --           --           --
     Installment                                --            5             4            4            3
                                            ------       ------        ------       ------       ------
        Net charge-offs                        119         (135)          435          133          193

Additional charges to
    operations                                 100         (157)          410           --          400

Balance at end of period                    $  801       $  820        $  842       $  867       $1,000
                                            ------       ------        ------       ------       ------
Ratio of net charge-offs
  during the period to average
  loans outstanding during the
  period                                      0.41%       (1.55%)        0.92%        0.32%        0.46%

                   Allocation of the Allowance for Loan Losses
                                  In Thousands

                                                 Real            Real
                              Commercial        Estate          Estate
December 31,                  & Financial      Mortgage      Construction      Installment       Total
------------                  -----------      --------      ------------      -----------       -----
1998
  Amount                         $505            $272            $ 16            $  8            $801
  Percentage of total              63%             34%              2               1%            100%

1997
  Amount                          336             271             205               8             820
  Percentage of total              41%             33%             25%              1%            100%

1996
  Amount                          497             286              51               8             842
  Percentage of total              59%             34%              6%              1%            100%

1995
  Amount                          486             303              69               9             867
  Percentage of total             56%              35%              8%              1%            100%

1994
  Amount                          580             360              50              10            1000
  Percentage of total             58%              36%              5%              1%            100%

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

Deposits

         The amounts of deposits, as of December 31, are summarized below (in thousands).

                                           1998         1997         1996         1995         1994
                                           ----         ----         ----         ----         ----
Non-interest bearing:
     Demand deposits                      $24,588      $25,177      $25,622      $24,290      $24,841
Interest bearing:
     Savings deposits                      15,217       12,707       13,777       14,412       15,644
     Time deposits                         16,546       24,426       20,754       20,959       27,587
     NOW demand deposits                   30,604       18,448       21,645       13,664       19,631
                                          -------      -------      -------      -------      -------
        Total deposits                    $86,955      $80,758      $81,798      $73,325      $87,703
                                          =======      =======      =======      =======      =======

The maturities of time deposits of $100,000 or more at December 31, 1998 are summarized as follows:

Under 3 months                          $2,464
3 to 6 months                            1,601
6 to 12 months                           4,722
Over 12 months                               -
                                        ------
                                        $8,787
                                        ======

Return on Equity and Assets

         The following are selected ratios for the years ended December 31,

                                             1998        1997        1996        1995        1994
                                             ----        ----        ----        ----        ----
Return on assets                             1.40%       1.23%       0.83%       1.09%       1.01%

Return on equity                             7.75%       6.67%       4.26%       6.91%       6.20%


Average equity to average assets            19.40%      18.96%      18.78%      17.47%      18.03%

Dividend payout ratio                        0.00%       0.00%       0.00%       0.00%       0.00%

Short-term Borrowing

         Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 1998, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not  applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 contain the information required by Item 8 and that information is incorporated herein following signature page number 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Proxy Statement will contain under the caption "Proposal No. 1-Election of Directors' the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section (e) of Item 1 of the Form 10-K.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

         The Proxy Statement will contain under the caption "Directors' Compensation", the caption "Executive Compensation", and the caption "Compensation Committee Interlocks and Insider Participation" information required by Item 11 and that information is incorporated herein by reference. Information in the Proxy Statement required by Paragraphs (k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of this Annual Report Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) & (2) Financial Statements and
                       Financial Statements Schedules

         The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 1998, 1997 and 1996 are following signature page number 24.

         Independent Auditors' Report

         Consolidated Statements of Income - Years Ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998,1997, and 1996

         Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements - Years Ended December 31, 1998, 1997, and 1996

         Schedules to the Consolidated Financial Statements required under
         Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (b) Reports on Form 8-K
               BB did not file any reports on Form 8-K for the three months ended December 31, 1998.

         (c) Exhibits

                  List of Exhibits

                  (3) (a) Certificate of Incorporation of Brunswick Bancorp Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

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

                           BRUNSWICK BANCORP


By:/s/ Carmen J. Gumina
   --------------------------
   Carmen J. Gumina
   President


Dated:  March 31, 1999
       -----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed-below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signature                          Title                                                Date
         ---------                          -----                                                ----
 /s/ Bruce Arbeiter
-------------------------------
Bruce Arbeiter                              Director                                             March 31,1999

/s/  Joseph DeMarco
-------------------------------
Joseph DeMarco                              Director                                             March 31,1999

/s/  Dominick Faraci
-------------------------------
Dominick Faraci                             Director                                             March 31,1999

/s/  Carmen J. Gumina
-------------------------------
Carmen J. Gumina                            President and Chairman
                                            of the Board of Directors
                                            (Principal Executive Office)                         March 31,1999
/s/  Josephine Gumina
-------------------------------
Josephine Gumina                            Director                                             March 31,1999

/s/  Michael Kaplan
-------------------------------
Michael Kaplan                              Director                                             March 31,1999

/s/  Richard Malouf
-------------------------------
Richard Malouf                              Director                                             March 31,1999

/s/  John Maltese
-------------------------------
John Maltese                                Director                                             March 31,1999

/s/  Frederick Perrine
-------------------------------
Frederick Perrine                           Director                                             March 31,1999

/s/  Robert Sica
-------------------------------
Robert Sica                                 Director                                             March 31,1999

/s/  Thomas A. Fornale
-------------------------------
Thomas A. Fornale                           Secretary-Treasurer
                                            Controller
                                            (Principal Accounting/Financial Officer)             March 31,1999

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                TABLE OF CONTENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



INDEPENDENT AUDITORS' REPORT...............................1

FINANCIAL STATEMENTS

      Consolidated Statements of Condition.................2

      Consolidated Statements of Income....................3

      Consolidated Statements of Shareholders' Equity......4

      Consolidated Statements of Cash Flows................5

      Notes to Consolidated Financial Statements...........6

                       [LETTERHEAD OF MICHAEL R. FERRARO]



                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES


We have audited the accompanying consolidated statements of condition of Brunswick Bancorp and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Bankcorp and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Michael R. Ferraro

Michael R. Ferraro, CPA
(Successor to Ferraro, Wood & Company)
February 12, 1999
Matawan, NJ

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1998 AND 1997

                                              1998            1997
                                              ----            ----
                  Assets
Cash and due from banks                     $6,448,304      $4,933,343
Federal funds sold                          34,000,000      26,600,000
Securities held to maturity (Note 2)        23,065,507      15,120,064
Loans receivable, net of allowance for
    loan losses of $ 801,059  in 1998 and
    $  820,254 in 1997 (Note 3)             43,166,736      52,705,619
Accrued interest receivable                    377,627         585,826
Premises and equipment, net (Note 4)         1,503,332       1,252,328
Foreclosed real estate                         132,615          60,080
Other assets                                   447,167         382,989
                                          ------------    ------------
                                          $109,141,288    $101,640,249
                                          ============    ============

   Liabilities and Stockholders' Equity
Liabilities
    Deposits
        Demand                             $24,587,736     $25,177,070
        Savings and NOW deposits            45,821,184      31,154,437
        Other time (Note 7)                 16,545,989      24,426,444
                                           ------------    ------------
                                            86,954,909      80,757,951

Borrowed funds (Note 5)                        511,512         511,649
Accrued expenses and other
    liabilities (Note 8)                       333,317         545,074
                                           ------------    ------------
                                            87,799,738      81,814,674

Stockholders' equity
    Common stock - par value $2.00 per
    share-
        3,000,000 shares authorized,
        721,920 shares issued                1,443,840       1,443,840
        Additional paid-in capital           4,284,804       4,284,804
        Retained earnings                   15,704,680      14,168,828
        Treasury stock at cost, 3,720
        shares in 1998 and 3,097
        shares in 1997                         (91,774)        (71,897)
                                          ------------    ------------
                                            21,341,550      19,825,575
                                          ------------    ------------
                                          $109,141,288    $101,640,249
                                          ============    ============

The accompanying notes are an integral part of these financial statements.     2

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   1998               1997                1996
                                                -----------        -----------         -----------
Interest income
  Loans receivable                              $ 5,254,959        $ 5,548,068         $ 5,142,003
  Securities held to maturity                       671,529          1,010,125             849,626
  Federal funds sold                              2,019,208          1,203,810           1,158,089
                                                -----------        -----------         -----------
     Total interest income                        7,945,696          7,762,003           7,149,718
                                                -----------        -----------         -----------
Interest expense
  Deposits                                        2,098,798          1,957,411           1,969,950
  Borrowed funds                                     11,888             14,205              13,635
                                                -----------        -----------         -----------
     Total interest expense                       2,110,686          1,971,616           1,983,585
                                                -----------        -----------         -----------

Net interest income                               5,835,010          5,790,387           5,166,133
Provision for (reversal of)
  credit losses                                     100,000           (156,922)            410,000
                                                -----------        -----------         -----------
     Net interest income after provision
       for credit losses                          5,735,010          5,947,309           4,756,133
                                                -----------        -----------         -----------

Noninterest  income
  Service charges on deposit accounts               631,799            686,758             621,801
  Other services charges and fees                   226,063            180,086              96,238
  Other income                                       19,555              7,376               2,000
                                                -----------        -----------         -----------
    Total other income                              877,417            874,220             720,039
                                                -----------        -----------         -----------

Other expenses
  Salaries and employee benefits                  2,147,682          2,077,182           2,109,921
  Occupancy expenses                                573,645            893,976             637,765
  Loss on foreclosed real estate                         --            398,681                  --
  Equipment expenses                                219,771            208,625             185,051
  Other                                           1,148,428          1,251,534           1,210,056
                                                -----------        -----------         -----------
                                                  4,089,526          4,829,998           4,142,793
                                                -----------        -----------         -----------
Income before income taxes                        2,522,901          1,991,531           1,333,379
Income tax expense                                  987,049            746,989             570,529
                                                -----------        -----------         -----------
Net income                                      $ 1,535,852        $ 1,244,542         $   762,850
                                                ===========        ===========         ===========
Net income per share of common stock            $      1.71        $      1.38         $      0.85
                                                ===========        ===========         ===========
Average shares outstanding                          898,783            901,786             902,266
                                                ===========        ===========         ===========

The accompanying notes are an integral part of these financial statements.     3

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  ADDITIONAL
                                COMMON             PAID-IN             RETAINED            TREASURY
                                STOCK              CAPITAL             EARNINGS              STOCK                TOTAL
                             ------------        ------------        ------------         ------------         ------------
Balance
   December 31, 1995          $  1,443,840        $  4,284,804        $ 12,161,436         $                    $ 17,890,080
  Net income for 1996                  --                  --             762,850                   --              762,850
                             ------------        ------------        ------------         ------------         ------------
Balance
  December 31, 1996             1,443,840           4,284,804          12,924,286                   --           18,652,930
  Net income for 1997                  --                  --           1,244,542                   --            1,244,542
  Purchase of
     treasury stock                    --                  --                  --              (71,897)             (71,897)
                             ------------        ------------        ------------         ------------         ------------
                                1,443,840           4,284,804          14,168,828              (71,897)          19,825,575

Balance
  December 31, 1997                    --                  --                  --                   --                   --
  Net income for 1998                  --                  --           1,535,852                   --            1,535,852
  Purchase of
    treasury stock                     --                  --                  --              (19,877)             (19,877)
                             ------------        ------------        ------------         ------------         ------------
Balance
  December 31, 1998          $  1,443,840        $  4,284,804        $ 15,704,680         $    (91,774)        $ 21,341,850
                             ============        ============        ============         ============         ============

The accompanying notes are an integral part of these financial statements.     4

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       1998                 1997                 1996
                                                   ------------         ------------         ------------
Cash flows from operating activities:
  Net income                                       $  1,535,852         $  1,244,542         $    762,850
  Adjustments to reconcile net income to
     net cash provided by operating
     activities
  Depreciation                                          137,617              200,758              195,726
  Net accretion of securities discounts
     and premiums                                      (198,233)             (52,565)             (79,133)
  Provision for (reversal of)
     credit losses                                      100,000             (156,922)             410,000
  Benefit for deferred income taxes                     (85,719)            (126,714)            (105,271)
  Loss on foreclosed real estate                                             398,681
  (Increase) decrease in accrued
     interest receivable                                208,199               (7,662)             231,337
  (Increase) decrease in other assets                    21,541             (173,784)              87,773
  Increase (decrease) in accrued
     expenses, taxes and other liabilities             (211,757)             101,618             (242,963)
                                                   ------------         ------------         ------------
  Cash provided by operating activities:              1,507,500            1,427,952            1,260,319

Cash flows from investing activities:
  (Increase) decrease in federal funds sold          (7,400,000)          (6,500,000)             900,000
  Maturities of investment securities                16,009,840           23,010,000            7,000,000
  Principal repayments on investment
     securities                                         322,820              215,934              284,703
  Purchase of investment securities                 (24,079,870)         (24,404,100)          (6,965,000)
  Net change in loans                                 9,302,090              245,092           (8,619,148)
  Acquisitions of premises and equipment               (388,621)            (471,653)            (282,112)
  Proceeds from sale of foreclosed real
     estate                                              64,258            3,121,647              857,463
                                                   ------------         ------------         ------------
     Cash used in investing activities               (6,169,483)          (4,783,080)          (6,824,094)

Cash flows from financing activities:
  Increase (decrease) in demand deposits               (589,334)            (445,158)           1,332,201
  Increase  in savings and
     NOW deposits                                    14,666,747            4,267,504            7,345,641
  Increase (decrease) in other time
     deposits                                        (7,880,455)           3,672,484             (204,937)
  Increase (decrease) in borrowed funds                    (137)             209,708              (66,306)
  Purchase of treasury stock                            (19,877)             (71,897)                  --
                                                   ------------         ------------         ------------
     Cash provided by financing activities            6,176,944            7,632,641            8,406,599
                                                   ------------         ------------         ------------
  Increase (decrease) in cash and cash
     equivalents                                      1,514,961           (4,257,495)           2,842,824
  Cash and cash equivalents at January 1              4,933,343            9,190,838            6,348,014
                                                   ------------         ------------         ------------
  Cash and cash equivalents at December 31         $  6,448,304         $  4,933,343         $  9,190,838
                                                   ============         ============         ============

Interest paid                                      $  2,192,117         $  1,965,781         $  1,982,583
                                                   ============         ============         ============
Income taxes paid                                  $    943,916         $    817,185         $    598,096
                                                   ============         ============         ============

During the years ended December 31, 1998, 1997, and 1996, $136,793, $60,080,
$896,384, respectively, in loan balances were transferred to other real estate owned as a result of foreclosure proceedings.

The accompanying notes are an integral part of these financial statements.     5

                       BRUNSWICK BANKCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      Reclassifications
      Certain reclassifications of prior years amounts have been made to conform with the current year presentation.

      Cash Equivalents
      For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the statement of condition caption "Cash and due from banks" which is comprised of cash on hand and demand deposits in other institutions.

      Securities Held to Maturity
      Bonds, notes and debentures for which the Bank has the positive intent and ability to hold .to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

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

                       BRUNSWICK BANKCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


      Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest income is ordinarily discounted when a loan becomes 90 days past due as to principal or interest; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. When interest accruals are discontinued, interest credited to income in the current year is reversed. When the loan is determined to be uncollectible, interest accrued in prior years and the principal are charged to the allowance for loan losses.

      The allowance for loan losses is increased by charges to income and decreased by charge-off'(net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      Premises and Equipment
      Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

      Foreclosed Real Estate
      Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated cost to sell.

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

                       BRUNSWICK BANKCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

            Loans
            For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are carrying values, fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans. Fair values of commercial real estate and commercial loans are estimated using discounted cash flows analyses, using interest rates currently being offered with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

      Common Stock Rights
      The Company has non-expiring rights outstanding to purchase 3,018 shares of common stock at an aggregate price of $96,576.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  GROSS              GROSS
                              AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                COST              GAINS              LOSSES              VALUE
                            -----------        -----------        -----------         -----------
December 31, 1998
U.S.Government and
  agency securities         $21,015,507        $   484,286        ($   30,844)        $21,468,949
Other securities              2,050,000             12,735                 --           2,062,735
                            -----------        -----------        -----------         -----------
   Totals                   $23,065,507        $   497,021        $    30,844         $23,531,684
                            ===========        ===========        ===========         ===========

December 31, 1997
U.S. Government and
  agency securities         $13,168,184        $   479,499        $    17,066         $13,630,617
Municipal securities             54,572                 --                 --              54,572
Other securities              1,897,308             26,022                 --           1,923,330
                            -----------        -----------        -----------         -----------
   Totals                   $15,120,064        $   505,521        $    17,066         $15,608,519
                            ===========        ===========        ===========         ===========

The scheduled maturities of investment securities as of December 31, 1998 were as follows:

                                          AMORTIZED           FAIR
                                            COST              VALUE
                                        -----------        -----------
Due in one year or less                 $   650,000        $   662,735
Due after one year through five
  years                                  21,253,666         21,257,002
Due after five years through ten
  years                                   1,150,000          1,150,000
Due after ten years                          11,841            461,947
                                        -----------        -----------
Totals                                  $23,065,507        $23,531,684
                                        ===========        ===========

Securities, carried at $21,015,140 and $10,157,646 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on their ultimate maturity dates. The mortgage-backed securities will mature earlier because of principal repayments.

(3)    LOANS

       The components of loans in the consolidated statements of condition are as follows:

                                         1998              1997
                                     -----------        -----------
Commercial                           $16,306,888        $19,891,202
Real estate construction               2,033,974         10,920,920
Commercial real estate                17,647,271         13,080,520
Residential real estate                6,758,501          8,465,712
Consumer                               1,328,750          1,328,652
                                     -----------        -----------
                                      44,075,384         53,687,006
Less
  Allowance for credit losses            801,059            820,254
  Unearned fees                          107,589            161,133
                                     -----------        -----------
                                     $43,166,736        $52,705,619
                                     ===========        ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

An analysis of the change in the allowance for credit losses follows:

                                     1998              1997              1996
                                   ---------         ---------         ---------
Balance at January 1               $ 820,254         $ 842,103         $ 867,189
Credits charged off                 (161,200)         (191,530)         (453,075)
Recoveries                            42,005           326,603            17,989
                                   ---------         ---------         ---------
  Net credit charged off             701,059           977,176           432,103
Provision for (reversal of)
  credit losses                      100,000          (156,922)          410,000
                                   ---------         ---------         ---------
Balance at December 31             $ 801,059         $ 820,254         $ 842,103
                                   =========         =========         =========

Impairment of loans having recorded investments of $132,600 at December 31, 1996 have been recognized in conformity with FASB Statement No.114, as amended by FASB Statement No. 118. Recorded investments in other impaired loans were $1,065,831 and $ 1,387,823 at December 31, 1998 and 1997 respectively. The average recorded investment in impaired loans during 1998,1997, and 1996 was approximately $1,227,000, $1,649,000 and $ 1,900,000 respectively. Interest income of approximately $119,000, $220,000 and $160,000, on impaired loans was recognized for cash payments received in 1998, 1997, and 1996, respectively. The total allowance for loan loses related to these loans was $110,000 and $75,000 on December 31, 1998 and 1997 respectively.

(4) PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of condition at December 31, 1998 and 1997 were as follows:

                                     ESTIMATED
                                       LIVES              1998              1997
                                     ----------        ----------        ----------
Cost
 Land                                                  $  850,372        $  537,927
 Bank premises                       25-35 years          562,049           562,049
 Furniture and equipment              5-10 years        1,089,121         1,058,097
 Leasehold improvements               5-25 years           70,137            70,137
                                                       ----------        ----------
                                                        2,571,679         2,228,210
Less accumulated depreciation                           1,068,347           975,882
                                                       ----------        ----------
     Net book value                                    $1,503,332        $1,252,328
                                                       ==========        ==========

Certain Bank facilities are leased under various operating leases. Rental expense was $406,152, $394,906, and $424,152, in 1998, 1997, and 1996
respectively. Future minimum rental under noncancelable leases are:

                                   1999        $332,212
                                   2000         341,477
                                   2001         350,015
                                   2002         358,796
                                   2003         367,841
                             Thereafter       3,925,606
                                             ----------
                                             $5,675,947
                                             ==========

(5) BORROWED FUNDS

Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(6)   EMPLOYEE BENEFITS
      The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $106,500, $103,000, and $84,000, for 1998, 1997, and
      1996, respectively.

(7)   COMPOSITION OF DEPOSITS
      The aggregate amount of certificates of deposits with minimum balances of $100,000 was $8,786,851 and $16,086,920 at December 31, 1998 and 1997,
      respectively. All certificates of deposit mature within one year of issuance.

(8)   INCOME TAXES
      The consolidated provision for income taxes consists of the following:

                                   1998                1997                1996
                               -----------         -----------         -----------
      Currently payable
      Federal                  $   822,168         $   663,203         $   511,800
      State                        250,600             210,500             164,000
                               -----------         -----------         -----------
                                 1,072,768             873,703             675,800
      (Deferred credit)            (85,719)           (126,714)           (105,271)
                               -----------         -----------         -----------
                               $   987,049         $   746,989         $   570,529
                               ===========         ===========         ===========

      As of December 31, 1998 and 1997, the principal temporary differences resulting in deferred tax assets and liabilities are as follows:

      Deferred tax assets                1998             1997
                                      ---------         ---------
        Loans                         $ 224,820         $ 227,811
      Deferred Compensation             192,000           144,000
        State net operating loss
        carryforward (parent company)        --            40,000
      Deferred tax liabilities
        Properties & equipment          (20,220)         (100,930)
                                      ---------         ---------
      Net deferred tax assets         $ 396,600         $ 310,881
                                      =========         =========

      The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:

                                               1998         1997         1996
                                               ----         ----         ----
      Statutory federal income tax rate         34%          34%          34%
      Effect on tax rate of:
        Tax-exempt securities                                (1)          (1)
        Tax-exempt loan income                  (1)          (1)          (1)
        State taxes                              6            6            6
        Nondeductible items                     --            1            4
        Other                                   --           (1)          --
                                               ----         ----         ----
        Effective tax rate                      39%          38%          42%
                                               ====         ====         ====

                       BRUNSWICK BANKCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND, 1996

(9)   STOCK SPLIT

      The Board of Directors declared a Five Shares for Four Shares stock split payable on February 11,1999 to stockholders of record on December 14, 1998. The stock split resulted in the Company issuing 180,346 shares. The board determined that cash will be paid in lieu of fractional shares resulting from the stock split at a value of $34.00 per share. These financial statements give retroactive effect to the stock split.

      Earnings per share have been restated to reflect the stock split declared.

(10)  STOCK OPTION PLAN

      The Company has a stock option plan for officers and key employees which provides for nonqualified and incentive options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

         In May 1998 the Company granted stock options for 68,750 shares at an exercise price of $25.60 per share, and as of December 31, 1998, 13,750 shares were available to be exercised and as of that time no options were exercised. The Stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years.

      The fair value of option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

          Assumption
          Dividend yield
          Risk-Free Interest Rate           .0%
          Expected volatility             4.25%
          Expected Life 5 years         53.587%

         The Company applies APB opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would have been as follows:

      Net Income

                  As reported           $   1,535,852
                                        -------------
                  Pro forma             $     989,925
                                        -------------

      BASIC EARNINGS PER SHARE

                  As reported           $        1.71
                                        -------------
                  Pro forma             $        1.10
                                        -------------

      DILUTED EARNINGS PER SHARE

                  As reported           $        1.70
                                        -------------
                  Pro forma             $        1.10
                                        -------------

      The diluted earnings per share are based on the Treasury stock method which creates a 3,386 shares dilution.

                       BRUNSWICK BANKCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(11)  RELATED PARTIES

      The Bank has entered into transactions with it directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

      Loans

      Related parties were indebted to the Company for loans totaling $9,993,306 as of December 31, 1997. During 1998, additional advances of $856,700 were made and $6,360,824 was retired for a balance of $4,489,482 as of December 31, 1998.

      Rent

      One operating location of the Bank is leased from a related party. Rent paid to that party totaled $309,544, $302,521, and $290,360, for the years ended December 31, 1998, 1997 and 1996, respectively.

      Loan participation's sold

      Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 1998 and 1997, these loans totaled $313,305 and $818,305, respectively.

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

(12)  CONTINGENT LIABILITIES AND COMMITMENTS

      The Bank's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, commercial letters of credit, and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1998 is as follows:

                  Commitments to extend        $ 5,151,026

                  Standby letters of credit        372,583

                  Commercial lines of credit     3,594,342

                  Consumer lines of credit       2,103,715
                                               -----------
                                               $11,221,666
                                               ===========

      Commitments to extend credit, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those extensions of credit that are recorded on the consolidated statements of condition. Because these

                       BRUNSWICK BANKCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

      policies and procedures for credit commitments and financial guarantees are the same as those extensions of credit that are recorded on the consolidated statements of condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

      The Company is party to litigation and claims arising the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

      The Company has implemented a Year 2000 Compliance plan. The costs identified with the Y2K Compliance plan will not be material to the consolidated financial statements. As of December 31, 1998 the upgraded operating and software systems have been installed and tested. Management's opinion is that the system is in compliance. As required by Regulatory Agencies the Company is in the process of completing a contingency and remediation plan if the system fails or external elements cause a disruption of their business.

(13)  CONCENTRATIONS OF CREDIT RISK

      All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $16,306,888 and $19,891,202 as of December 31, 1998 and 1997,
      respectively, approximately $1,160,060 and $2,000,000, respectively, of those loans are collaterialized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $1,770,000 and $6,000,000, respectively as of the same date after collateral being released in 1998. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loan to value ratios of no greater than 75%.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(14)    FAIR VALUE OF FINANCIAL INSTRUMENTS

                                              DECEMBER 31, 1998             DECEMBER 31, 1997
                                            ----------------------        ----------------------
                                           Carrying         Fair         Carrying        Fair
                       (In thousands)        Value          Value          Value         Value
                                            -------        -------        -------        -------
      Financial assets
        Cash and due from banks             $ 6,448        $ 6,448        $ 4,933        $ 4,933
        Federal funds sold                   34,000         34,000         26,600         26,600
        Securities held to maturity          23,066         23,532         15,120         15,609
        Loans, net                           43,167         44,730         52,706         53,418
        Accrued interest receivable             378            378            586            586

      Financial liabilities
        Deposit liabilities                  86,955         86,969         80,758         80,738
        Borrowed funds                          512            512            512            512
        Accrued interest payable                211            211            293            293


      Off-balance-sheet liability
        instruments
        Loan commitments                        N/A         10,849            N/A         12,253
        Standby letters of credit               N/A            270            N/A            154
        Commercial letters of credit            N/A            103            N/A             --

(15)    REGULATORY MATTERS

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulator framework for prompt corrective actions, the Company must meet specific capital guidelines that involve quantitative measure of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to insure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

        The Company's actual capital amounts and ratios compared to regulatory minimum ratios and amounts are presented as follows (in thousands):

                                                          FOR CAPITAL
                                                           ADEQUACY           WALL
                                            ACTUAL         PURPOSES        CAPITALIZED
                                           --------       ----------       ----------
      December 31, 1998
        Total Capital                      $21,342          $5,373           $6,716
          % of risk-weighted assets          31.78%           8.00%           10.00%
        Tier I Capital                      20,945           2,686            4,030
          % of risk-weighted assets          31.19%           4.00%            6.00%
        Tier I Capital                      20,945           4,145            5,182
          % of average assets                20.21%           4.00%            5.00%

      December 31, 1997
        Total Capital                      $19,826          $5,380           $6,725
          % of risk-weighted assets          29.48%           8.00%           10.00%
        Tier I Capital                      19,515           2,690            4,035
          % of risk-weighted assets          29.02%           4.00%            6.00%
        Tier I Capital                      19,515            4,088            5,109
          % of average assets                19.10%           4.00%            5.00%

(16)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                                       1998
                                                ----------------------------------------------------
                                                 MARCH          JUNE         SEPTEMBER      DECEMBER
                                                -------        -------        -------        -------
        Interest income                         $ 1,951        $ 1,971        $  2.06        $ 1,965
        Interest expense                            475            511            512            612
                                                -------        -------        -------        -------
          Net interest income                     1,476          1,460          1,546          1,353
        Provision for credit losses                  75            750             75           (125)
                                                -------        -------        -------        -------
          Net interest income after
             provision for credit losses          1,401          1,385          1,471          1,478
        Non interest income                         205            221            200            251
        Non interest expenses                     1,042          1,043          1,035            696
                                                -------        -------        -------        -------
          Income before income taxes                564            563            636            760
        Income tax expense                          212            246            288            241
                                                -------        -------        -------        -------
           Net income                           $   352        $   317        $   348        $   519
                                                =======        =======        =======        =======
           Net income per share                 $  0.40        $  0.35        $  0.35        $  0.57
                                                =======        =======        =======        =======

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1997
                                          ----------------------------------------------------
                                           MARCH          JUNE         SEPTEMBER       DECEMBER
                                          -------        -------        -------        -------
      Interest income                     $1,799         $2,003         $1,981        $ 1,979
      Interest expense                       486            488            508            493
        Net interest income               11,313          1,515          1,473          1,486
      Provision for credit losses            170            190             75           (592)
        Net interest income after
           provision for credit losses     1,143          1,325          1,398          2,078
      Other income                           189            236            227            223
      Other expenses                         994          1,084          1,560          1,189
        Income before income taxes           338            477             65          1,112
      Income tax expense                     157            200             52            338
                                          ------         ------         ------        -------
      Net income                          $  181         $  277         $   13        $774.00
                                          ======         ======         ======        =======
      Net income per share                $ 0.20         $ 0.28         $ 0.01        $  0.86
                                          ======         ======         ======        =======

      During the fourth quarter of 1998 and 1997, the Company completed a comprehensive review of its loan loss reserve. As a result of that review and a recovery of a significant loan previously charged off, there was a reversal of provisions for credit losses in the fourth quarter.

(17)  CONDENSED FINANCIAL INFORMATION OF BRUNSWICK BANCORP (PARENT ONLY)

      Balance Sheet                                                   DECEMBER 31,
                                                                1998                 1997
                                                            ------------         ------------
      Assets
       Due from banks - demand deposits with
         the Bank                                           $  4,389,825         $    190,439
      Investments - certificate of deposit
         with the Bank                                            71,866              993,198
      Loans receivable                                           500,000            3,400,000
      Investment in the Bank                                  16,363,842           15,184,217
        Accrued interest receivable and
         other assets                                             27,387               88,081
                                                            ------------         ------------
                                                            $ 21,352,920         $ 19,855,935
                                                            ============         ============

      Liabilities and Stockholders' Equity
      Accrued expenses and other liabilities                $     11,370         $     30,360
       Common stock - par value $2 per share -
         3,000,000 shares authorized, 721,920 issued        $  1,443,840         $  1,443,840
      Additional paid-in capital                               4,284,804            4,284,804
      Retained earnings                                       15,704,680           14,168,828
      Treasury stock at cost, 3,720 shares in 1998
         and 3,097 shares in 1997                                (91,774)             (71,897)
                                                            ------------         ------------
                                                            $ 21,341,550         $ 19,825,575
                                                            ------------         ------------
                                                            $ 21,352,920         $ 19,855,935
                                                            ============         ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

Statements of Income

                                                            YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                  1998                1997                1996
                                               -----------         -----------         -----------
Interest income                                $   355,678         $   111,640         $    49,475
Dividends from the Bank                            150,000             450,000             250,000
Other expenses                                     (31,051)            (63,915)            (12,303)
Loss on foreclosed real estate                          --            (398,681)                 --
                                               -----------         -----------         -----------
  Income before income taxes and
     equity in undistributed net
     income of the Bank                            492,627              99,044             287,172
Income tax expense (benefit)                      (136,400)           (108,041)             31,694
                                               -----------         -----------         -----------
  Income before equity in undistributed
     net income the  Bank                          356,227             207,085             255,478
Equity in undistributed net income
  of the Bank                                    1,179,625           1,037,457             507,372
                                               -----------         -----------         -----------

     Net income                                $ 1,535,852         $ 1,244,542         $   762,850
                                               ===========         ===========         ===========
Net income per share of common stock           $      1.71         $      1.38         $      0.85
                                               ===========         ===========         ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31, 1998
                                                     ---------------------------------------------------
                                                        1998                1997                1996
                                                     -----------         -----------         -----------
Cash flows from operating activities:
  Net income                                         $ 1,535,852         $ 1,244,542         $   762,850
Adjustments to reconcile net income to
  net cash provided by operating activities
     Depreciation                                                             57,000              74,599
     Loss on foreclosed real estate                                          398,681                  --
     (Increase) decrease in other assets                  60,694             (82,537)              5,524
     Increase (decrease) in other liabilities            (18,990)            (75,040)             22,700
     Equity in undistributed net income
       of the Bank                                    (1,179,625)         (1,037,457)           (507,372)
                                                     -----------         -----------         -----------

Cash provided by operating activities:                   397,931             505,189             358,301

Cash flows from investing activities:
     Net (increase) decrease in loans                  2,900,000          (3,000,000)           (400,000)
     Net (increase) decrease in certificates
       of deposit                                        921,332            (808,206)            282,067
     Proceeds from sale of foreclosed
       real estate                                            --           2,952,960                  --
     Acquisition of foreclosed real estate                    --                  --              (8,785)
                                                     -----------         -----------         -----------
     Cash provided by (used in) investing
       activities                                      3,821,332            (855,246)           (126,718)

Cash flows from financing activities:
      Purchase of treasury stock                         (19,877)            (71,897)                 --
                                                     -----------         -----------         -----------

Cash used in financing activities:                       (19,877)            (71,897)                 --
                                                     -----------         -----------         -----------

Increase (decrease) in cash                            4,199,386            (421,954)            231,583

Cash and cash equivalents, beginning
  of year                                                190,439             612,393             380,810
                                                     -----------         -----------         -----------
Cash and cash equivalents, end of year               $ 4,389,825         $   190,439         $   612,393
                                                     ===========         ===========         ===========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for; the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net asses of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 1998.