Form 10-Q
period 1999-03-31
BRUNSWICK BANCORP
filed 1999-05-05
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


Quarter ended March 31, 1999                     Commission file number 0-14403


                                BRUNSWICK BANCORP

             (Exact Name of Registrant as Specified in its Charter)


          NEW JERSEY                                                22-2610694
(State or Other Jurisdiction of                                   (IRS Employer
Incorporation or Organization)                                Identification Number)

     NEW BRUNSWICK, NEW JERSEY                                         08901
(Address of Principal Executive Office)                              (Zip Code)

                                  732-247-5800
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
              (Former Name,, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

COMMON STOCK, PAR VALUE $ 2.00                          902,266 SHARES
------------------------------                          --------------
      (Class of Stock)                             Outstanding at March 31,1999



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) ;has been subject to such filing requirements for the past 90 days.


          YES   x                                      NO
              ------                                      ------

                       BRUNSWICK BANCORP AND SUBSIDIARIES


                                      INDEX


                                                                                                PAGE
                                                                                                ----
PART I- FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited):
           Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998 .................................................1

           Consolidated Statements of Income
           Three Months Ended March 31, 1999, 1998 and 1997......................................2

           Consolidate Statements of Stockholders' Equity
           Three Months Ended March 31, 1999, 1998 and 1997......................................3

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999, 1998 and 1997......................................4

           Notes to Consolidated Financial Statements............................................5-6

Item 2.   Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..................................................7-8

           Year 2000 Disclosure..................................................................9-10


PART II- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................11

           Signatures............................................................................12

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                         MARCH 31             DECEMBER 31
                                                                           1999                   1998
                                                                           ----                   ----
ASSETS:
      Cash and due from banks                                           9,059,209               6,448,304
      Federal funds sold                                               35,100,000              34,000,000
      Securities held to maturity                                      23,064,888              23,065,507
      Loans receivable, net                                            42,019,938              43,166,736
      Premises and equipment                                            1,467,866               1,503,332
      Foreclosed real estate                                               72,535                 132,615
      Other assets                                                      1,169,427                 824,794
                                                                     ------------            ------------
      TOTAL ASSETS                                                   $111,953,863            $109,141,288
                                                                     ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
  Deposits:
      Demand deposits                                                  27,384,289              24,587,736
      NOW accounts                                                     33,781,471              30,604,280
      Savings deposits                                                 12,878,597              15,216,904
      Time deposits                                                    15,463,250              16,545,989
                                                                     ------------            ------------
      Total deposits                                                   89,507,607              86,954,909
Borrowed funds                                                            137,475                 511,512
Accrued expenses and other liabilities                                    681,229                 333,317
                                                                     ------------            ------------
      Total liabilities                                                90,326,311              87,799,738
                                                                     ------------            ------------
Stockholders' equity:
      Common stock, par value $2.00:
      Authorized 3,000,000 shares:
      issued 902,266 shares, March 31, 1999
      and 721,920 shares, December 31, 1998                             1,804,532               1,443,840
Additional paid-in capital                                              3,924,112               4,284,804
Retained earnings                                                      15,990,682              15,704,680
Treasury stock at cost                                                   (91,774)                (91,774)
                                                                     ------------            ------------
Total Stockholders' equity                                             21,627,552              21,341,550
                                                                     ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $111,953,863            $109,141,288
                                                                     ============            ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
                                    UNAUDITED

INTEREST INCOME                                                              1999                    1998                    1997
                                                                             ----                    ----                    ----
  Interest and fees on loans                                              $1,034,537              $1,392,051              $1,345,664
  Interest on investment securities:
    Taxable                                                                  373,520                 193,467                 222,560
    Exempt from Federal income tax                                                --                   1,091                   2,100
  Interest on Federal funds sold                                             404,275                 364,458                 229,144
                                                                          ----------              ----------              ----------
  Total interest income                                                    1,812,332               1,951,067               1,799,468
                                                                          ----------              ----------              ----------
INTEREST EXPENSE:
  Interest on deposits                                                       483,429                 471,391                 483,181
  Interest on borrowed funds                                                   1,839                   3,802                   3,432
                                                                          ----------              ----------              ----------
    Total interest expense                                                   485,268                 475,193                 486,613
                                                                          ----------              ----------              ----------
Net interest income                                                        1,327,064               1,475,874               1,312,855
Provision for credit losses                                                   25,000                  75,000                 170,000
                                                                          ----------              ----------              ----------
Net interest income after provision
for credit losses                                                          1,302,064               1,400,874               1,142,855

NON-INTEREST INCOME:
  Service fees                                                               221,624                 200,949                 188,952
  Other non-interest income                                                    9,575                   4,080                      --
                                                                          ----------              ----------              ----------
    Total non-interest income                                                231,199                 205,029                 188,952
                                                                          ----------              ----------              ----------
NON-INTEREST EXPENSES:
  Salaries and wages                                                         428,723                 414,355                 399,579
  Employee benefits                                                          116,209                 125,561                 109,540
  Occupancy                                                                  148,492                 146,544                 154,437
  Furniture and equipment                                                     58,996                  40,445                  40,489
  Other non-interest expenses                                                292,085                 314,654                 290,180
                                                                          ----------              ----------              ----------
    Total non-interest expenses                                            1,044,505               1,041,559                 994,225
                                                                          ----------              ----------              ----------
Income before income taxes                                                   488,758                 564,344                 337,582
Income tax expense                                                           198,200                 211,900                 156,480
                                                                          ----------              ----------              ----------
NET INCOME                                                                $  290,558              $  352,444              $  181,102
                                                                          ==========              ==========              ==========
NET INCOME PER SHARE                                                      $     0.32              $     0.39              $     0.20
                                                                          ==========              ==========              ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
                                    UNAUDITED

                                          COMMON                                 RETAINED           TREASURY
                                           STOCK             SURPLUS             EARNINGS             STOCK                TOTAL
                                           -----             -------             --------             -----                -----
Balance, December 31,1996               $  1,443,840       $  4,284,804        $ 12,924,286        $         --        $ 18,652,930
  Net income                                      --                 --             181,102                  --             181,102
                                        ------------       ------------        ------------        ------------        ------------
Balance, March 31, 1997                 $  1,443,840       $  4,284,804        $ 13,105,388        $         --        $ 18,834,032
                                        ============       ============        ============        ============        ============
Balance, December 31, 1997              $  1,443,840       $  4,284,804        $ 14,168,828        $    (71,897)       $ 19,825,575
  Net income                                      --                 --             352,444                  --             352,444
Purchase of treasury stock                        --                 --                  --              (1,817)             (1,817)
                                        ------------       ------------        ------------        ------------        ------------
Balance, March 31, 1998                 $  1,443,840       $  4,284,804        $ 14,521,272        $    (73,714)       $ 20,176,202
                                        ============       ============        ============        ============        ============
Balance, December 31, 1998              $  1,443,840       $  4,284,804        $ 15,704,680        $    (91,774)       $ 21,341,550
  Net income                                      --                 --             290,558                  --             290,558
  Stock split                                360,692           (360,692)                 --
  Dividends                                       --                 --              (4,556)                 --              (4,556)
                                        ------------       ------------        ------------        ------------        ------------
Balance, March 31, 1999                 $  1,804,532       $  3,924,112        $ 15,990,682        $    (91,774)       $ 21,627,552
                                        ============       ============        ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
                                    UNAUDITED

OPERATING ACTIVITIES:                                                         1999                 1998                 1997
                                                                              ----                 ----                 ----
Net income                                                               $   290,558           $   352,444           $   181,102
      Adjustments to reconcile net income to
      cash provided by operating activities:

      Provision for credit losses                                             25,000                75,000               170,000
      Depreciation and amortization                                           35,466                34,921                31,090
      Net accretion of securities discounts
      and premiums                                                           (63,214)              (81,758)              (14,528)
      (Increase) decrease in other assets                                   (344,633)              (21,140)             (270,299)
      Increase (decrease) in accrued expenses
      and other liabilities                                                  347,912               292,232               218,407
                                                                         -----------           -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    291,089               651,699               315,772
                                                                         -----------           -----------           -----------
INVESTING ACTIVITIES:
      (Increase) decrease in Federal funds sold                           (1,100,000)           (2,500,000)           10,000,000
      Maturities of investment securities                                         --             6,009,840             7,000,000
      Principal repayments on investment securities                           63,833                64,303                40,266
      Purchase of investment securities                                           --            (2,925,470)           11,012,300)
      Net (increase) decrease in loans receivable                          1,181,878             2,246,446              (501,092)
      Acquisitions of premises and equipment                                      --              (347,050)             (139,138)
                                                                         -----------           -----------           -----------

NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                                                  145,711             2,548,069             5,387,736
                                                                         -----------           -----------           -----------

FINANCING ACTIVITIES:

      Net increase (decrease) in demand deposits                           2,796,553             2,742,541            (1,829,938)
      Net increase (decrease) in NOW accounts                              3,177,191             5,055,550            (6,710,230)
      Net increase ( decrease) in savings deposits                        (2,338,307)             (406,277)             (393,785)
      Net increase ( decrease) in time deposits                           (1,082,739)           (6,096,692)             (159,806)
      Net increase (decrease) in borrowed funds                             (374,037)             (196,749)              183,544
      Purchase of treasury stock                                                  --                (1,817)                   --
      Dividends paid                                                          (4,556)                   --                    --
                                                                         -----------           -----------           -----------
NET CASH USED BY FINANCING ACTIVITIES                                      2,174,105             1,096,556            (8,910,215)
                                                                         -----------           -----------           -----------

Increase (decrease) in cash and cash equivalents                           2,610,905             4,296,324            (3,206,707)
Cash and cash equivalents at January 1                                     6,448,304             4,933,343             9,190,838
                                                                         -----------           -----------           -----------

Cash and cash equivalents at March 31                                    $ 9,059,209           $ 9,229,667           $ 5,984,131
                                                                         ============          ===========           ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,1999
                                    UNAUDITED

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial ststements. In the opinion of management, the information presented includes all normal and recurring adjustments considered necessary for a fair presentation of the interim period results.

NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                                                                              MARCH 31,1999
                                                                                                      BOOK                 MARKET
                                                                                                      VALUE                 VALUE
                                                                                                      -----                 -----
U.S. Government and agencies                                                                       $21,014,888           $21,299,767
Other securities                                                                                     2,050,000             2,057,720
                                                                                                   ===========           ===========
                                                                                                   $23,064,888           $23,357,487
                                                                                                   ===========           ===========

                                                                                                           DECEMBER 31, 1998
                                                                                                      BOOK                 MARKET
                                                                                                      VALUE                 VALUE
                                                                                                      -----                ------
U.S. Government and agencies                                                                       $21,015,507           $21,468,949
Other securities                                                                                     2,050,000             2,062,735
                                                                                                   -----------           -----------
                                                                                                   $23,065,507           $23,531,684
                                                                                                   ===========           ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,1999
                                    UNAUDITED

NOTE 3
NET LOANS

The composition of net loans is as follows:

                                                                                         MARCH 31                       DECEMBER 31
                                                                                           1999                              1998
                                                                                           ----                              ----
Commercial loans                                                                        $15,306,059                      $16,306,888
Real estate loans                                                                        26,371,839                       26,439,746
Consumer Loans                                                                            1,283,730                        1,328,750
                                                                                        -----------                      -----------
                                                                                         42,961,628                       44,075,384

Less:
Allowance for credit losses                                                                 825,441                          801,059
Unearned income                                                                             116,249                          107,589
                                                                                        -----------                      -----------
                                                                                        $42,019,938                      $43,166,736
                                                                                        ===========                      ===========


NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                                                            MARCH 31                    DECEMBER 31,
                                                                                              1999                           1998
                                                                                              ----                           ----
Land                                                                                       $  850,372                     $  850,372
Buildings                                                                                     562,049                        562,049
Leasehold improvements                                                                         70,137                         70,137
Equipment                                                                                   1,089,121                      1,089,121
                                                                                           ----------                     ----------
                                                                                            2,571,679                      2,571,679

Less accumulated depreciation and amortization                                              1,103,813                      1,068,347
                                                                                           ----------                     ----------
                                                                                           $1,467,866                     $1,503,332
                                                                                           ==========                     ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



There were no significant changes in the Corporation's Balance Sheet since December 31, 1998.

Loans decreased by approximately $1,100,000 which, for the most part, explains the $1,100,000 increase in Federal funds sold.

On the liability side of the balance sheet, demand deposits and NOW accounts increased by $2,800,000 and $3,200,000, respectively which more than offset decreases in savings and time deposits and resulted in an increase in total deposits of approximately $2,500,000.

Also noteworthy is an increase of approximately $35,000 in the allowance for credit losses that resulted mainly from $25,000 in credit loss provisions. At March 31, 1999 the allowance for credit losses totaled $825,441 which represented 1.9% of total loans and 34% of loans past due 90 days or more and nonaccrual loans.

The results of operations for the first quarter of 1999, compared to the same period of 1998, show a decrease in income before taxes of approximately $75,000. The two main components of this decrease are a $149,000 decrease in net interest income and a decrease in the provision for credit losses of $50,000. The decrease in net interest income is analyzed in detail on page 8.

Fluctuations in non-interest income and expenses were minor with nothing of an extraordinary nature on which to comment.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At March 31, 1999 our total risk-based capital ration was 33.1% which is over four times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                                                                     Increase (Decrease) Due to Changes in
                                                                                      -------------------------------------
                                                                             Volume                   Rates                   Total
                                                                             ------                   -----                   -----
Three Months Ended March 31, 1999
           Versus
Three Months Ended March 31,1998
Interest Income on:
Loans                                                                         $(237)                  $(120)                  $(357)
Investment securities                                                           147                      31                     178
Federal funds sold                                                               98                     (58)                     40
                                                                              -----                   -----                   -----
Total interest income                                                             8                    (147)                   (139)
                                                                              -----                   -----                   -----
Interest expense on:
Deposits                                                                         73                     (61)                     12
Borrowed funds                                                                   (1)                     (1)                     (2)
                                                                              -----                   -----                   -----
Total interest expense                                                           72                     (62)                     10
                                                                              -----                   -----                   -----
Net interest income                                                           $ (64)                  $ (85)                  $(149)
                                                                              =====                   =====                   =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                              YEAR 2000 DISCLOSURE
                                 MARCH 31, 1999



Year 2000 issues involve potential problems to financial institutions and other businesses that rely on computers to assist in normal daily operations of their business. Many computer programs and applications, which use date fields, may cease to function normally as a result of the way these fields have been programmed. Date sensitive software may recognize a date using 00 as the Year 1900 rather than Year 2000. This could cause a system failure, loss of files, miscalculations or hardware failure. In turn, these problems could cause disruptions of operations and could result in a temporary inability to process transactions or conduct business activity.

The Corporation has implemented a Year 2000 compliance plan. The objective of this plan is to ensure the Corporation will be Year 2000 ready prior to December 31, 1999. Management has formed a Year 2000 committee with members from all significant areas of operations to review its systems, vendors and customers that could be affected by the Year 2000 issue. The committee has developed an implementation plan to rectify any issues related to processing of transactions in the Year 2000 and beyond. As recommended by the Federal Financial Institutions Examination Council (FFIEC) guide, the Year 2000 compliance plan includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The plan is designed to identify risks, develop an action plan and perform adequate testing and complete certification so that the Corporation's computer systems will be Year 2000 ready.

As of March 31, 1999, the Corporation has substantially completed all phases of its Year 2000 compliance plan in connection with the Corporation's primary operating system and software (the "primary system"). An external third party supplier provides the primary system, and this vendor has represented to the Corporation that its hardware and software are Year 2000 compliant. This hardware and software have been installed. The Corporation has completed its own Validation and Implementation phase on the primary system. In the course of the testing, the Corporation did not become aware of any Year 2000 problems in the ("primary system"). The Corporation has also completed Validation and Implementation on its other computer operations and has received Year 2000 compliance assurance from all non-governmental outside vendors.

The Corporation recognizes that significant Year 2000 problems affecting third parties could adversely affect the Corporation. The Corporation has communicated with its significant borrowers and depositors, and with others whose core business could be materially affected by Year 2000 failures and who have substantial dealings with the Corporation. The Corporation has sought and continues to seek assurances that those businesses are taking appropriate steps to become Year 2000 compliant. In addition, the Corporation has sought information from its non-information suppliers (i.e., utility systems and security systems) regarding their Year 2000 readiness.

Currently, management believes that its cost to make internal data processing operations Year 2000 compliant will not be material. The costs identified directly with the Year 2000 compliance plan are not expected to exceed $50,000. These costs will be funded through operating cash flows and expensed when incurred. Costs will also be incurred for replacement of various personal computers, software upgrades and upgraded server software. The Corporation had planned to upgrade and replace these items, and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by failure of third parties to become Year 2000 compliant.

The Corporation has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical applications is not completed by the target date then alternative actions would be taken as outlined in the remediation contingency plan.

In addition, the Corporation has developed a business resumption contingency plan to facilitate timely restoration of services in the event of business disruption. The Corporation plans to review and update its remediation contingency plan and business resumption plan as needed throughout 1999.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II- OTHER INFORMATION



Item 6- Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three month period ended March 31, 1999.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                       BRUNSWICK BANCORP AND SUBSIDIARIES



        04/22/99                            /s/ Carmen J. Gumina
        --------                            --------------------
        Date                                Carmen J. Gumina
                                            President


        04/22/99                            /s/ Thomas Fornale
        --------                            --------------------
        Date                                Thomas Fornale
                                            Treasurer