Form 10-Q
period 1999-06-30
BRUNSWICK BANCORP
filed 1999-08-05
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



Quarter ended June 30, 1999                       Commission file number 0-14403

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

COMMON STOCK, PAR VALUE $2.00                              902,266 SHARES
      (Class of Stock)                              Outstanding at June 30, 1999


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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                     JUNE 30            DECEMBER 31
                                                       1999                 1998
                                                  -------------        -------------
ASSETS:
  Cash and due from banks                         $   6,131,246        $   6,448,304
  Federal funds sold                                 34,200,000           34,000,000
  Securities held to maturity                        23,064,281           23,065,507
  Loans receivable, net                              41,138,175           43,166,736
  Premises and equipment                              1,496,633            1,503,332
  Foreclosed real estate                                 62,242              132,615
  Other assets                                          933,341              824,794
                                                  -------------        -------------

    TOTAL ASSETS                                  $ 107,025,918        $ 109,141,288
                                                  =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
  Deposits:
    Demand deposits                                  27,059,480           24,587,736
    NOW accounts                                     28,216,139           30,604,280
    Savings deposits                                 12,914,591           15,216,904
    Time deposits                                    15,959,924           16,545,989
                                                  -------------        -------------

    Total deposits                                   84,150,134           86,954,909
Borrowed funds                                          423,500              511,512
Accrued expenses and other liabilities                  546,742              333,317
                                                  -------------        -------------

    Total liabilities                                85,120,376           87,799,738
                                                  -------------        -------------

Stockholders' equity:
  Common stock, par value $2.00:
    Authorized 3,000,000 shares:
    issued 902,266 shares, March 31, 1999
    and 721,920 shares, December 31, 1998             1,804,532            1,443,840
  Additional paid-in capital                          3,924,112            4,284,804
  Retained earnings                                  16,268,672           15,704,680
  Treasury stock at cost                                (91,774)             (91,774)
                                                  -------------        -------------

    Total Stockholders' equity                       21,905,542           21,341,550
                                                  -------------        -------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY       $ 107,025,918        $ 109,141,288
                                                  =============        =============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  SIX MONTHS ENDED JUNE 30, 1999, 1998 AND 1997
                                    UNAUDITED

INTEREST INCOME                              1999             1998             1997
                                          ----------       ----------       ----------
    Interest and fees on loans            $2,119,781       $2,722,512       $2,827,851
    Interest on investment securities:
      Taxable                                727,077          370,516          519,398
      Exempt from Federal income tax            --              1,918            3,955
    Interest on Federal funds sold           820,194          827,239          451,353
                                          ----------       ----------       ----------

      Total interest income                3,667,052        3,922,185        3,802,557
                                          ----------       ----------       ----------

INTEREST EXPENSE:
    Interest on deposits                     932,149          979,800          967,928
    Interest on borrowed funds                 4,104            6,534            7,018
                                          ----------       ----------       ----------

      Total interest expense                 936,253          986,334          974,946
                                          ----------       ----------       ----------

  Net interest income                      2,730,799        2,935,851        2,827,611
  Provision for credit losses                 75,000          150,000          360,000
                                          ----------       ----------       ----------

  Net interest income after provision
   for credit losses                       2,655,799        2,785,851        2,467,611
                                          ----------       ----------       ----------

NON-INTEREST INCOME:
    Service fees                             490,201          414,822          425,561
    Other non-interest income                 13,655           11,394             --
                                          ----------       ----------       ----------

      Total non-interest income              503,856          426,216          425,561
                                          ----------       ----------       ----------

NON-INTEREST EXPENSES:
    Salaries and wages                       888,545          831,348          823,641
    Employee benefits                        241,726          249,344          227,407
    Occupancy                                314,635          288,013          322,781
    Furniture and equipment                  106,941          110,387           94,306
    Other non-interest expenses              648,925          605,629          609,745
                                          ----------       ----------       ----------

      Total non-interest expenses          2,200,772        2,084,721        2,077,880
                                          ----------       ----------       ----------

  Income before income taxes                 958,883        1,127,346          815,292
  Income tax expense                         390,335          457,584          357,419
                                          ----------       ----------       ----------

NET INCOME                                $  568,548       $  669,762       $  457,873
                                          ==========       ==========       ==========

NET INCOME PER SHARE                      $     0.63       $     0.74       $     0.51
                                          ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   QUARTERS ENDED JUNE 30, 1999, 1998 AND 1997
                                    UNAUDITED

INTEREST INCOME:                             1999             1998             1997
                                          ----------       ----------       ----------
    Interest and fees on loans            $1,085,244       $1,330,461       $1,482,187
    Interest on investment securities:
      Taxable                                353,557          177,049          296,838
      Exempt from Federal income tax            --                827            1,855
    Interest on Federal funds sold           415,919          462,781          222,209
                                          ----------       ----------       ----------
        Total interest income              1,854,720        1,971,118        2,003,089
                                          ----------       ----------       ----------
INTEREST EXPENSE:
    Interest on deposits                     448,720          508,409          484,747
    Interest on borrowed funds                 2,265            2,732            3,586
                                          ----------       ----------       ----------
        Total interest expense               450,985          511,141          488,333
                                          ----------       ----------       ----------
Net interest income                        1,403,735        1,459,977        1,514,756
Provision for credit losses                   50,000           75,000          190,000
                                          ----------       ----------       ----------
Net interest income after provision
  for credit losses                        1,353,735        1,384,977        1,324,756
                                          ----------       ----------       ----------
NON-INTEREST INCOME:
    Service fees                             268,577          213,873          236,609
    Other non-interest income                  4,080            7,314             --
                                          ----------       ----------       ----------
        Total non-interest income             272,657          221,187          236,609
                                          ----------       ----------       ----------
NON-INTEREST EXPENSES:
    Salaries and wages                       459,822          416,993          424,062
    Employee benefits                        125,517          123,783          117,867
    Occupancy                                166,143          141,469          168,344
    Furniture and equipment                   47,945           69,942           53,817
    Other non-interest expenses              356,840          290,975          319,565
                                          ----------       ----------       ----------
        Total non-interest expenses        1,156,267        1,043,162        1,083,655
                                          ----------       ----------       ----------
Income before income taxes                   470,125          563,002          477,710
Income tax expense                           192,135          245,684          200,939
                                          ----------       ----------       ----------
NET INCOME                                $  277,990       $  317,318       $  276,771
                                          ==========       ==========       ==========
NET INCOME PER SHARE                      $     0.31       $     0.35       $     0.31
                                          ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED JUNE 30, 1999, 1998 AND 1997
                                    UNAUDITED

                                     COMMON                               RETAINED            TREASURY
                                     STOCK             SURPLUS            EARNINGS             STOCK                TOTAL
                                 ------------       ------------        ------------        ------------        ------------
Balance, December 31, 1996        $  1,443,840       $  4,284,804        $ 12,924,286        $       --          $ 18,652,930

  Net income                             --                 --               457,873                --               457,873
                                 ------------       ------------        ------------        ------------        ------------

Balance, June 30, 1997           $  1,443,840       $  4,284,804        $ 13,382,159        $       --          $ 19,110,803
                                 ============       ============        ============        ============        ============

Balance, December 31, 1997       $  1,443,840       $  4,284,804        $ 14,168,828        $    (71,897)       $ 19,825,575

  Net income                             --                 --               669,762                --               669,762

Purchase of treasury stock               --                 --                  --               (15,497)            (15,497)
                                 ------------       ------------        ------------        ------------        ------------

Balance, June 30, 1998           $  1,443,840       $  4,284,804        $ 14,838,590        $    (87,394)       $ 20,479,840
                                 ============       ============        ============        ============        ============

Balance, December 31, 1998       $  1,443,840       $  4,284,804        $ 15,704,680        $    (91,774)       $ 21,341,550

  Net income                             --                 --               568,548                --               568,548

  Stock split                         360,692           (360,692)             (4,556)               --                (4,556)
                                 ------------       ------------        ------------        ------------        ------------


Balance, June 30, 1999           $  1,804,532       $  3,924,112        $ 16,268,672        $    (91,774)       $ 21,905,542
                                 ============       ============        ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1999, 1998 AND 1997
                                    UNAUDITED

OPERATING ACTIVITIES:                                       1999                1998                1997
                                                        ------------        ------------        ------------
Net income                                              $    568,548        $    669,762        $    457,873
Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for credit losses                               75,000             150,000             360,000
    Depreciation and amortization                             70,911              68,894              71,388
    Net accretion of securities discounts                   (104,566)           (172,497)            (24,583)
    (Increase) decrease in other assets                     (108,547)             (1,986)           (419,984)
    Increase (decrease) in accrued expenses
      and other liabilities                                  213,425              75,373              63,071
                                                        ------------        ------------        ------------
            NET CASH PROVIDED BY
              OPERATING ACTIVITIES                           714,771             789,546             507,765
                                                        ------------        ------------        ------------
INVESTING ACTIVITIES:
    Net (increase) decrease in Federal funds sold           (200,000)         (6,100,000)         (5,100,000)
    Maturities of investment securities                         --            10,009,840          12,000,000
    Principal repayments on investment securities            105,792             151,420              83,847
    Purchase of investment securities                           --            (7,079,870)        (11,012,300)
    Net (increase) decrease in loans receivable            2,023,934           2,597,531          (1,564,447)
    Acquisitions of premises and equipment                   (64,212)           (343,894)           (139,138)
                                                        ------------        ------------        ------------
            NET CASH PROVIDED BY
               INVESTING ACTIVITIES                        1,865,514            (764,973)         (5,732,038)
                                                        ------------        ------------        ------------
FINANCING ACTIVITIES:
    Dividends paid                                            (4,556)               --                  --
    Net increase (decrease) in demand deposits             2,471,744           4,636,039             (18,751)
    Net increase (decrease) in NOW accounts               (2,388,141)          6,608,805           1,123,531
    Net increase (decrease) in savings deposits           (2,302,313)           (580,711)           (750,680)
    Net increase (decrease) in time deposits                (586,065)         (7,723,147)          2,394,706
    Net increase (decrease) in borrowed funds                (88,012)             15,102             203,485
    Purchase of treasury stock                                  --               (15,497)               --
                                                        ------------        ------------        ------------
             NET CASH USED BY
                FINANCING ACTIVITIES                      (2,897,343)          2,940,591           2,952,291
                                                        ------------        ------------        ------------
Increase (decrease) in cash and cash equivalents            (317,058)          2,965,164          (2,271,982)
Cash and cash equivalents at January 1                     6,448,304           4,933,343           9,190,838
                                                        ------------        ------------        ------------
Cash and cash equivalents at June 30                    $  6,131,246        $  7,898,507        $  6,918,856
                                                        ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                    UNAUDITED

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, the information presented includes all normal and recurring adjustments considered necessary for a fair presentation of the interim period results.

NOTE 2

INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                          JUNE 30, 1999
                                                   BOOK                 MARKET
                                                   VALUE                 VALUE
                                                -----------          -----------
U.S. Government and agencies                    $21,014,281          $21,168,655
Other securities                                  2,050,000            2,052,800
                                                -----------          -----------
                                                $23,064,281          $23,221,455
                                                ===========          ===========

                                                       DECEMBER 31, 1998
                                                   BOOK                 MARKET
                                                   VALUE                 VALUE
                                                -----------          -----------
U.S. Government and agencies                    $21,015,507          $21,468,949
Other securities                                  2,050,000            2,062,735
                                                -----------          -----------
                                                $23,065,507          $23,531,684
                                                ===========          ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                    UNAUDITED

NOTE 3

NET LOANS

The composition of net loans is as follows:

                                                  JUNE 30            DECEMBER 31
                                                    1999                 1998
                                                -----------          -----------
Commercial loans                                $14,602,517          $16,306,888
Real estate loans                                26,170,599           26,439,746
Consumer Loans                                    1,227,495            1,328,750
                                                -----------          -----------
                                                 42,000,611           44,075,384

Less:
Allowance for credit losses                         787,159              801,059
Unearned income                                      75,277              107,589
                                                -----------          -----------
                                                $41,138,175          $43,166,736
                                                ===========          ===========

NOTE 4

PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                     JUNE 30         DECEMBER 31
                                                       1999              1998
                                                   ----------        -----------
Land                                               $  850,372        $   850,372
Buildings                                             626,261            562,049
Leasehold improvements                                 70,137             70,137
Equipment                                           1,089,121          1,089,121
                                                   ----------        -----------
                                                    2,635,891          2,571,679

Less accumulated depreciation and                   1,139,258          1,068,347
amortization
                                                   ----------        -----------
                                                   $1,496,633        $ 1,503,332
                                                   ==========        ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                          Increase (Decrease) Due to Changes in
                                          -------------------------------------
                                          Volume          Rates           Total
                                          ------          -----           -----
Six Months ended June 30, 1999
           Versus
Six Months ended June 30, 1998
------------------------------

Interest Income on:
  Loans                                   $(468)          $(135)          $(603)
  Investment securities                     309              46             355
  Federal funds sold                        115            (122)             (7)
                                          -----           -----           -----
      Total interest income                 (44)           (211)           (255)
                                          -----           -----           -----
Interest expense on:
  Deposits                                  106            (154)            (48)
    Borrowed funds                           (1)             (1)             (2)
                                          -----           -----           -----
      Total interest expense                105            (155)            (50)
                                          -----           -----           -----
      Net interest income                 $(149)          $ (56)          $(205)
                                          =====           =====           =====

Quarter ended June 30, 1999
          Versus
Quarter ended June 30, 1998
---------------------------

Interest income on:
  Loans                                   $(231)          $ (14)          $(245)
  Investment Securities                     163              13             176
  Federal funds sold                         16             (63)            (47)
                                          -----           -----           -----
      Total interest income                 (52)            (64)           (116)
                                          -----           -----           -----
Interest expense on:
  Deposits                                   33             (92)            (59)
  Borrowed funds                           --                (1)             (1)
                                          -----           -----           -----
      Total interest expense                  33             (93)            (60)
                                          -----           -----           -----
      Net interest income                 $ (85)          $  29           $ (56)
                                          =====           =====           =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999



The only noticeable change on the asset side of the Corporation's Balance Sheet since December 31, 1998 is a $2,000,000 decrease in loans receivable.

On the liability side of the balance sheet, demand deposits accounts increased by $2,500,000 while interest bearing deposits decreased by $5,300,000 which resulted in a decrease in total deposits of approximately $2,800,000.

There was a $14,000 decrease in the allowance for credit losses which resulted from net charge offs totaling $89,000 offset by $75,000 in credit loss provisions. At June 30, 1999 the allowance for credit losses totaled $787,159 which represented 1.9% of total loans and 34% of loans past due 90 days or more and nonaccrual loans.

The results of operations for the first quarter of 1999, compared to the same period of 1998, show a decrease in income before taxes of approximately $168,000. Two components of this decrease are a $205,000 decrease in net interest income and a decrease in the provision for credit losses of $75,000. The decrease in net interest income is analyzed in detail on page 9.

The $116,000 increase in non-interest expenses was partially offset by a $78,000 increase in non-interest income. The components of these changes were numerous with nothing of an extraordinary nature to comment on.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At June 30, 1999 our total risk-based capital ration was 33.9% which is over four times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong. based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                              YEAR 2000 DISCLOSURE
                                  JUNE 30, 1999



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

As of June 30, 1999, the Corporation has completed all phases of its Year 2000 compliance plan in connection with the Corporation's primary operating system and software (the "primary system"). An external third party supplier provides the primary system, and this vendor has represented to the Corporation that its hardware and software are Year 2000 compliant. This hardware and software have been installed. The Corporation has completed its own Validation and Implementation phase on the primary system. In the course of the testing, the Corporation did not become aware of any Year 2000 problems in the primary system. The Corporation has also completed Validation and Implementation on its other computer operations and has received Year 2000 compliance assurance from all non-governmental outside vendors.

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

The Corporation has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. All testing has been completed and no problems pertaining to the Y2K have been encountered.

In addition, the Corporation has developed a business resumption contingency plan to facilitate timely restoration of services in the event of business disruption. This plan has been approved by the Board of Directors and validated by an external auditing firm. The Corporation plans to review and update its remediation contingency plan and business resumption plan as needed throughout 1999.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II- OTHER INFORMATION



Item 6- Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three month period ended June 30, 1999.

                  BRUNSWICK BANCORP AND SUBSIDIARIES SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.





                       BRUNSWICK BANCORP AND SUBSIDIARIES



        07/19/99                                  /s/ Roman T. Gumina
        --------                                  ------------------------------
           Date                                   Roman T. Gumina
                                                  President


        07/19/99                                  /s/ Thomas Fornale
        --------                                  ------------------------------
           Date                                   Thomas Fornale
                                                  Treasurer