Form 10-Q
period 1999-09-30
BRUNSWICK BANCORP
filed 1999-10-29
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         ------------------------------

Quarter ended September 30, 1999                 Commission file number 0-14403


                                BRUNSWICK BANCORP
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)

                         ------------------------------


NEW JERSEY                                                                                   22-2610694
----------                                                                                   ------------
(State or Other Jurisdiction of                                                             (IRS Employer
Incorporation or Organization)                                                            Identification Number)

NEW BRUNSWICK, NEW JERSEY                                                                       08901
--------------------------                                                                    ----------
(Address of Principal Executive Office)                                                       (Zip Code)

                                  732-247-5800
                                  ------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
                                 --------------
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


COMMON STOCK, PAR VALUE $ 2.00                                             902,266 SHARES
------------------------------                                             --------------
      (Class of Stock)                                               Outstanding at September 30,1999

                        ---------------------------------


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

             YES     X                       NO
                -------------                  -------------

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX



                                                                                                 PAGE
                                                                                                 ----

PART I-   FINANCIAL INFORMATION
--------------------------------

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998                                                1

          Consolidated Statements of Income
          Nine Months Ended September 30, 1999, 1998 and 1997                                     2

          Consolidated Statements of Income
          Quarters Ended September 30, 1999, 1998 and 1997                                        3

          Consolidate Statements of Stockholders' Equity
          Nine Months Ended September 30, 1999, 1998 and 1997                                     4

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1999, 1998 and 1997                                     5

          Notes to Consolidated Financial Statements                                              6-7

Item 2.   Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                                              8-9

          Year 2000 Disclosure                                                                    10-11


PART II-  OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                                                        12

Signatures                                                                                        13

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           COSNOLIDATED BALANCE SHEET
                                    UNAUDITED





                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                          1999                 1998
                                                                    -------------        -------------

ASSETS
     Cash and due from banks                                            6,409,319            6,448,304
     Federal funds sold                                                35,500,000           34,000,000
     Securities held to maturity                                       22,563,681           23,065,507
     Loans receivable, net                                             40,344,631           43,166,736
     Premises and equipment                                             1,625,395            1,503,332
     Foreclosed real estate                                                     -              132,615
     Other assets                                                       1,089,799              824,794
                                                                    -------------        -------------


          TOTAL ASSETS                                              $ 107,532,825        $ 109,141,288
                                                                    =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Deposits:
       Demand deposits                                                 25,871,061           24,587,736
       NOW accounts                                                    29,096,084           30,604,280
       Savings deposits                                                12,663,370           15,216,904
       Time deposits                                                   16,395,549           16,545,989
                                                                    -------------        -------------
          Total deposits                                               84,026,064           86,954,909
       Borrowed funds                                                     647,754              511,512
       Accrued expenses and other liabilities                             726,733              333,317
                                                                    -------------        -------------

          Total liabilities                                            85,400,551           87,799,738
                                                                    -------------        -------------



     Stockholders' equity:
     Common stock, par value $2.00
     Authorized 3,000,000 shares issued 902,266 shares
      September 30, 1999 and 721,920 shares December 31, 1998           1,804,532            1,443,840
     Additional paid-in capital                                         3,924,112            4,284,804
     Retained earnings                                                 16,495,404           15,704,680
     Treasury stock at cost                                               (91,774)             (91,774)
                                                                    -------------        -------------

          Total stockholders' equity                                   22,132,274           21,341,550
                                                                    -------------        -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 107,532,825        $ 109,141,288
                                                                    =============        =============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                    UNAUDITED






INTEREST INCOME:                                 1999             1998             1997
                                              ----------       ----------       ----------
     Interest and fees on loans               $3,159,541       $4,085,065       $4,207,030
     Interest on investment securities:
       Taxable                                 1,067,689          534,190          790,771
       Exempt from Federal income tax                  -            2,475            5,560
     Interest on Federal funds sold            1,280,281        1,358,738          779,785
                                              ----------       ----------       ----------

       Total interest income                   5,507,511        5,980,468        5,783,146
                                              ----------       ----------       ----------


INTEREST EXPENSE:
     Interest on deposits                      1,388,890        1,489,110        1,472,021
     Interest on borrowed funds                    6,995            9,593           10,462
                                              ----------       ----------       ----------

       Total interest expense                  1,395,885        1,498,703        1,482,483
                                              ----------       ----------       ----------

Net interest income                            4,111,626        4,481,765        4,300,663
Provision for credit losses                      150,000          225,000          435,000
                                              ----------       ----------       ----------

Net interest income after provision
   for credit losses                           3,961,626        4,256,765        3,865,663
                                              ----------       ----------       ----------


NON-INTEREST INCOME:
     Service fees                                717,337          611,140          652,540
     Other non-interest income                    17,735           15,474                -
                                              ----------       ----------       ----------

       Total non-interest income                 735,072          626,614          652,540
                                              ----------       ----------       ----------


NON-INTEREST EXPENSES:
     Salaries and wages                        1,365,289        1,272,494        1,228,921
     Employee benefits                           363,171          359,011          331,894
     Occupancy                                   461,494          433,336          545,551
     Furniture and equipment                     162,039          169,086          145,026
     Loss on foreclosed real estate                    -                -          398,681
     Other non-interest expenses                 944,521          886,023          987,319
                                              ----------       ----------       ----------

       Total non-interest expenses             3,296,514        3,119,950        3,637,392
                                              ----------       ----------       ----------


Income before income taxes                     1,400,184        1,763,429          880,811
Income tax expense                               604,904          746,084          409,359
                                              ----------       ----------       ----------


NET INCOME                                    $  795,280       $1,017,345       $  471,452
                                              ==========       ==========       ==========


NET INCOME PER SHARE                          $     0.88       $     1.13       $     0.52
                                              ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                QUARTERS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                    UNAUDITED

INTEREST INCOME:                                 1999             1998             1997
                                              ----------       ----------       ----------
     Interest and fees on loans               $1,039,760       $1,362,553       $1,379,179
     Interest on investment securities:
       Taxable                                   340,612          163,674          271,373
       Exempt from Federal income tax                  -              557            1,605
     Interest on Federal funds sold              460,087          531,499          328,432
                                              ----------       ----------       ----------

          Total interest income                1,840,459        2,058,283        1,980,589
                                              ----------       ----------       ----------


INTEREST EXPENSE:
     Interest on deposits                        456,741          509,310          504,093
     Interest on borrowed funds                    2,891            3,059            3,444
                                              ----------       ----------       ----------

          Total interest expense                 459,632          512,369          507,537
                                              ----------       ----------       ----------
Net interest income                            1,380,827        1,545,914        1,473,052
Provision for credit losses                       75,000           75,000           75,000
                                              ----------       ----------       ----------
Net interest income after provision
  for credit losses                            1,305,827        1,470,914        1,398,052
                                              ----------       ----------       ----------


NON-INTEREST INCOME:
     Service fees                                227,136          196,318          226,979
     Other non-interest income                     4,080            4,080                -
                                              ----------       ----------       ----------

          Total non-interst income               231,216          200,398          226,979
                                              ----------       ----------       ----------


NON-INTEREST EXPENSES:
     Salaries and wages                          476,744          441,146          405,280
     Employee benefits                           121,445          109,667          104,487
     Occupancy                                   146,859          145,323          222,770
     Furniture and equipment                      55,098           58,699           50,720
     Loss on foreclosed reasl estate                   -                -          398,681
     Other non-interest expenses                 295,596          280,394          377,574
                                              ----------       ----------       ----------

          Total non-interest expenses          1,095,742        1,035,229        1,559,512


Income before income taxes                       441,301          636,083           65,519
Income tax expense                               214,569          288,500           51,940
                                              ----------       ----------       ----------

NET INCOME                                    $  226,732       $  347,583       $   13,579
                                              ==========       ==========       ==========


NET INCOME PER SHARE                          $     0.25       $     0.39       $     0.02
                                              ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED SEPTEMBER 30 , 1999, 1998 AND 1997
                                    UNAUDITED

                                      COMMON                                RETAINED            TREASURY
                                      STOCK             SURPLUS             EARNINGS             STOCK               TOTAL
                                   ------------       ------------        ------------        ------------        ------------

Balance, December 31,1996          $  1,443,840       $  4,284,804        $ 12,924,286                 $ -        $ 18,652,930


  Net income                                  -                  -             471,452                   -             471,452

  Purchase of treasury stock                  -                  -                   -              (7,521)                  -
                                   ------------       ------------        ------------        ------------        ------------
Balance, September 30, 1997        $  1,443,840       $  4,284,804        $ 13,395,738        $     (7,521)       $ 19,116,861
                                   ============       ============        ============        ============        ============



Balance, December 31, 1997         $  1,443,840       $  4,284,804        $ 14,168,828        $    (71,897)       $ 19,825,575

  Net income                                  -                  -           1,017,345                   -           1,017,345

  Purchase of treasury stock                  -                  -                   -             (21,257)            (21,257)
                                   ------------       ------------        ------------        ------------        ------------

Balance, September 30, 1998        $  1,443,840       $  4,284,804        $ 15,186,173        $    (93,154)       $ 20,821,663
                                   ============       ============        ============        ============        ============


Balance, December 31, 1998         $  1,443,840       $  4,284,804        $ 15,704,680        $    (91,774)       $ 21,341,550


  Net income                                  -                  -             795,280                   -             795,280

  Stock split                           360,692           (360,692)             (4,556)                  -              (4,556)
                                   ------------       ------------        ------------        ------------        ------------

Balance, September 30, 1999        $  1,804,532       $  3,924,112        $ 16,495,404        $    (91,774)       $ 22,132,274
                                   ============       ============        ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                    UNAUDITED


                                                                  1999                1998                1997
                                                             ------------        ------------        ------------
OPERATING ACTIVITIES:

Net income                                                   $    795,280        $  1,017,345        $    471,452
Adjustments to reconcile net income to
  cash provided by operating activities:
     Provision for credit losses                                  150,000             225,000             435,000
     Depreciation and amortization                                107,762             102,278             104,437
     Net accretion of securities discounts                       (137,154)           (195,090)            (34,642)
     Loss on sale of foreclosed real estate                             -                   -            (398,681)
     (Increase) decrease in interest receivable
       and other assets                                          (265,005)            (91,214)           (200,366)
     Increase (decrease) in interest payable
       and other liabilities                                      393,416             173,386              96,723
                                                             ------------        ------------        ------------

            NET CASH PROVIDED BY
               OPERATING ACTIVITIES                             1,044,299           1,231,705             473,923
                                                             ------------        ------------        ------------

INVESTING ACTIVITIES:

     Net (Increase) decrease in Federal funds sold             (1,500,000)        (11,900,000)         (4,700,000)
     Proceeds from maturities of investment securities            500,000          13,009,840          12,000,000
     Return of capital on investment securities                   138,980             252,153           4,140,724
     Purchases of investment securities                                 -          (7,079,870)        (14,512,300)
     Net (increase) decrease in loans receivable                2,672,105           2,867,735           2,132,983
     Proceeds from sale of foreclosed real estate                 132,615                   -           3,903,818
     Capital acquisitions                                        (229,825)           (343,984)           (171,707)
     Purchase of treasury stock                                         -             (21,257)             (7,521)
                                                             ------------        ------------        ------------

            NET CASH PROVIDED BY
               INVESTING ACTIVITIES                             1,713,875          (3,215,383)          2,785,997
                                                             ------------        ------------        ------------
FINANCING ACTIVITIES:

     Dividends paid                                                (4,556)                  -                   -
     Net increase (decrease) in demand deposits                 1,283,325            (356,946)           (199,595)
     Net increase (decrease) in NOW accounts                   (1,508,196)         13,280,279            (732,969)
     Net increase ( decrease) in savings deposits              (2,553,534)           (513,804)         (1,467,173)
     Net increase ( decrease) in time deposits                   (150,440)         (8,966,471)         (2,138,010)
     Net increase (decrease) in borrowed funds                    136,242             (88,522)            198,059
                                                             ------------        ------------        ------------

             NET CASH USED BY
                FINANCING ACTIVITIES                           (2,797,159)          3,354,536          (4,339,688)
                                                             ------------        ------------        ------------
Increase (decrease) in cash and cash equivalents                  (38,985)          1,370,858          (1,079,768)
Cash and cash equivalents at January 1                          6,448,304           4,933,343           9,190,838
                                                             ------------        ------------        ------------

Cash and cash equivalents at September 30                    $  6,409,319        $  6,304,201        $  8,111,070
                                                             ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                    UNAUDITED

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

NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                         SEPTEMBER 30,1999

                                      BOOK               MARKET
                                      VALUE              VALUE
                                   ------------       ------------
U.S. Government and agencies       $ 21,013,681       $ 21,097,048
Other securities                      1,550,000          1,550,000
                                   ------------       ------------
                                   $ 22,563,681       $ 22,647,048
                                   ============       ============

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
                                   ===========       ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                    UNAUDITED

NOTE 3
NET LOANS

The composition of net loans is as follows:

                                       SEPTEMBER 30      DECEMBER 31
                                          1999              1998
                                       -----------       -----------
Commercial loans                       $14,410,747       $16,306,888
Real estate loans                       25,592,135        26,439,746
Consumer Loans                           1,268,091         1,328,750
                                       -----------       -----------
                                        41,270,973        44,075,384


Less:
     Allowance for credit losses           868,850           801,059
     Unearned income                        57,492           107,589
                                       -----------       -----------
                                       $40,344,631       $43,166,736
                                       ===========       ===========





NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                        SEPTEMBER 30     DECEMBER 31
                                           1999             1998
                                        ----------       ----------
Land                                    $  833,372       $  850,372
Buildings                                  711,241          562,049
Leasehold improvements                      70,137           70,137
Equipment                                1,186,754        1,089,121
                                        ----------       ----------
                                         2,801,504        2,571,679

Less accumulated depreciation and
  amortization                           1,176,109        1,068,347
                                        ----------       ----------
                                        $1,625,395       $1,503,332
                                        ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999






The only noticeable change on the asset side of the Corporation's Balance Sheet since December 31, 1998 is a $2,800,000 decrease in loans receivable.

On the liability side of the balance sheet, demand deposits accounts increased by $1,300,000 while interest bearing deposits decreased by $4,200,000 which resulted in a decrease in total deposits of approximately $2,900,000.

There was a $68,000 increase in the allowance for credit losses which resulted from $150,000 in credit loss provisions offset by net charge offs totaling $82,000. At September 30, 1999 the allowance for credit losses totaled $868,850 which represented 2.1% of total loans and 27% of loans past due 90 days or more and nonaccrual loans.

The results of operations for the first quarter of 1999, compared to the same period of 1998, show a decrease in income before taxes of approximately $363,000. Two components of this decrease are a $370,000 decrease in net interest income and a decrease in the provision for credit losses of $75,000. The decrease in net interest income is analyzed in detail on page 9.

The $177,000 increase in non-interest expenses was partially offset by a $108,000 increase in non-interest income. The components of these changes were numerous with nothing of an extraordinary nature to comment on.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At September 30, 1999 our total risk-based capital ration was 34% which is over four times the regulatory requirement.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)





                                        Increase (Decrease) Due to Changes in
                                        -------------------------------------

                                          Volume         Rates        Total
                                          ------         -----        -----

Nine Months ended September 30, 1999
                    Versus
Nine Months ended September 30, 1998
------------------------------------

Interest Income on:
  Loans                                    $(730)       $(195)       $(925)
  Investment securities                      505           26          531
  Federal funds sold                          48         (127)         (79)
                                           -----        -----        -----

     Total interest income                  (177)        (296)        (473)
                                           -----        -----        -----


Interest expense on:
  Deposits                                    59         (159)        (100)
  Borrowed funds                               -           (3)          (3)
                                           -----        -----        -----

     Total interest expense                   59         (162)        (103)
                                           -----        -----        -----

     Net interest income                   $(236)       $(134)       $(370)
                                           =====        =====        =====





Quarter ended September 30, 1999
                Versus
Quarter ended September 30, 1998
--------------------------------


Interest income on:
  Loans                                    $(244)       $ (79)       $(323)
  Investment Securities                      199          (22)         177
  Federal funds sold                         (30)         (41)         (71)
                                           -----        -----        -----

     Total interest income                   (75)        (142)        (217)
                                           -----        -----        -----

Interest expense on:
  Deposits                                    (1)         (51)         (52)
  Borrowed funds                               1           (1)           -
                                           -----        -----        -----

     Total interst expense                     0          (52)         (52)
                                           -----        -----        -----

     Net interest income                     (75)         (90)        (165)
                                           =====        =====        =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                              YEAR 2000 DISCLOSURE
                               SEPTEMBER 30, 1999


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

The Corporation has implemented a Year 2000 compliance plan. The objective of this plan is to ensure the Corporation will be Year 2000 ready prior to December 31, 1999. Management has formed a Year 2000 committee with members from all significant areas of operations to review its systems, vendors and customers that could be affected by the Year 2000 issue. The committee has developed an implementation plan to rectify any issues related to processing of transactions in the Year 2000 and beyond. As recommended by the Federal Financial Institutions Examination Council (FFIEC) guide, the Year 2000 compliance plan includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. The plan is designed to identify risks, develop an action plan and perform adequate testing and complete certification so that the Corporation's computer systems will be Year 2000 ready.

As of September 30, 1999, the Corporation has completed all phases of its Year 2000 compliance plan in connection with the Corporation's primary operating system and software (the "primary system"). An external third party supplier provides the primary system, and this vendor has represented to the Corporation that its hardware and software are Year 2000 compliant. This hardware and software have been installed. The Corporation has completed its own Validation and Implementation phase on the primary system. In the course of the testing, the Corporation did not become aware of any Year 2000 problems in the primary system. The Corporation has also completed Validation and Implementation on its other computer operations and has received Year 2000 compliance assurance from all non-governmental outside vendors.

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

The Corporation filed no Form 8-K during the nine-month period ended September 30, 1999.

                  BRUNSWICK BANCORP AND SUBSIDIARIES SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.





                       BRUNSWICK BANCORP AND SUBSIDIARIES



        10/18/99                                /s/ Roman T. Gumina
        --------                                -------------------------
           Date                                 Roman T. Gumina
                                                President


        10/18/99                                /s/ Thomas Fornale
        --------                                -------------------------
           Date                                 Thomas Fornale
                                                Treasurer