Form 10-K405
period 1999-12-31
BRUNSWICK BANCORP
filed 2000-03-22
CIK 771614

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   (Mark One)
           [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM January 1, 1999 TO December 31, 1999

                         Commission file number 0-14403

                                BRUNSWICK BANCORP
             (Exact name of Registrant as specified in its Charter)

New Jersey                                              22-2610694
(State or other jurisdiction of                         (IRS employer
  incorporation or organization)                          identification number)

439 Livingston Avenue
New Brunswick NJ                                        08901
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information
statements incorporated by reference in Part III of the Form 10-K.    [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 17, 2000 was $19,849,852.

The number of shares of Registrant's Common Stock, $2 per value, outstanding as of February 17, 2000 was 1,804,532.

                                BRUNSWICK BANCORP
                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                    PART(S) INTO
DOCUMENTS                                                     WHICH INCORPORATED

        The Proxy Statement is expected to be completed, and filed with the SEC within 120 days of the end of the Registrant's fiscal year end. The information in the Proxy Statement under the captions "Proposal No. 1-Election of Directors", "Directors' Compensation", "Executive Compensation", "Beneficial Ownership of Common Stock by Management and Principal Shareholders", "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation", is the only information incorporated by reference in this Annual Report on Form 10-K. Information in the Proxy Statement required by Paragraphs (k) and
        (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of the Annual Report on Form 10-K.

        With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

  TABLE OF CONTENTS                                                                                        Page
                                                                                                           ----
  PART I
              Item 1.      Business                                                                          1
              Item 2.      Properties                                                                        6
              Item 3.      Legal Proceedings                                                                 6
              Item 4.      Submission of Matters to a Vote of
                              Security Holders                                                               6

  PART II
              Item 5.      Market for Registrant's Common
                              Equity and Stockholder Matters                                                 7
              Item 6.      Selected Financial Data                                                           8
              Item 7.      Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                                  8
              Item 7A.     Quantitative and Qualitative Disclosures About
                              Market Risk                                                                   19
              Item 8.      Financial Statements and Supplementary Data                                      19
              Item 9.      Changes in and Disagreements with Accountant
                              on Accounting and Financial Disclosure                                        19

  PART III
              Item 10.     Directors and Executive Officers of the Registrant                               19
              Item 11.     Compensation of Executive Officers                                               19
              Item 12.     Security Ownership of Certain Beneficial Owners
                              and Management                                                                19
              Item 13.     Certain Relationships and Related Transactions                                   20

  PART IV
              Item 14.     Exhibits, Financial Statements, Schedules and Reports
                              on Form 8-K                                                                   20

  SIGNATURE
  EXHIBITS                                                                                                  21

                                BRUNSWICK BANCORP

                             Form 10-K Annual Report

                   For the Fiscal Year Ended December 31, 1999

                                     PART I

ITEM 1. BUSINESS

         (a) General Development of Business

Brunswick Bancorp ("BB", "Registrant" or "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). BB was organized under the laws of New Jersey in 1984 by Brunswick Bank and Trust Company (the "Bank") for the purpose of creating a holding company for the Bank. Effective January 16, 1986, BB acquired all the outstanding shares of the Bank.

The Bank was incorporated as a state-chartered New Jersey bank in 1970 under the name of Bank of Manalapan. That entity merged with New Brunswick Trust Company in 1977, forming Brunswick Bank and Trust Company.

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

The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by Brunswick Bank and Trust Company to BB and its affiliates (except affiliates that are banks). All such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Bank to BB and its affiliates, may not exceed 20% of the Bank's capital stock and surplus and, singly, to BB or any affiliate, may not exceed 10% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by the acceptance as loan collateral of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of BB or any of its affiliates.

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

The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking and Branching Act") enabled bank holding companies to acquire banks in states other than its home state regardless of applicable state law. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to "opt-out" of this provision, thereby prohibiting interest branching in such states. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. The vast majority of states have allowed inter-state banking by merger but have not authorized de novo branching.

New Jersey has enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

         allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

         allows insurers and other financial services companies to acquire banks;

         remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

         establish the overall regulatory structure applicable to bank companies that also engage in insurance and securities operations.

This part of the Modernization Act became effective on March 13, 2000.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8.00% is required. At least 4% of an institution's qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consist primarily of common stockholders' equity minus goodwill.

Tier 2 capital consists of an institution's allowances for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 1999, the Company's Total Capital ratio was 33.20% consisting of a Tier 1 ratio of 32.05% and Tier 2 ratio of 1.15%. Such ratios exceed the current regulatory requirements.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, must maintain a ratio 100-200 basis points above the 3% minimum. As of December 31, 1999, the consolidated Company had a leverage capital ratio of 21.02%.

The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 1999. As of December 31, 1999, the Bank had a risk weighted capital ratio of 25.96% and a leverage capital ratio of 20.76%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized". An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than
8.0 percent (ii) has a Tier 1 risk-based capital of less than 4.0 percent, or
(iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than
3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulation, a federally insured bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of a federally insured bank to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. Brunswick Bank & Trust Co. received a "1" (Satisfactory) CRA rating in its most recent examination.

         (b) Industry Segment

The Registrant has one industry segment: commercial banking.

         (c) Narrative Description of Business

Brunswick Bancorp exists primarily to hold the stock of its active subsidiary, Brunswick Bank & Trust. BB also owns 100% of the common stock of Brunscor Realty, an inactive corporation. As a secondary function, BB began commercial lending activity in 1988. Such activity was approved by the Federal Reserve Bank of New York.

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

At December 31, 1999, BB and its subsidiary Bank had deposits of $85,298,529, total loans of $44,010,038, and total assets of $108,872,878. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 48 full-time employees as of December 31, 1999.

The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 1999, 24.2% of the loan portfolio is in commercial loans, 9.8% is construction first mortgage loans, 26.5% in commercial first mortgage loans, 36.7% in residential loans, and 2.8% in installment loans. The composition of the loan portfolio represents a shift from December 31, 1998. During 1999 a portion of the Commercial Loan portfolio was paid off and additional new Residential Real Estate loans were made. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical area. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short term maturity dates.

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

         (e) Executive Officers of the Registrant

The following table sets forth information to each executive office of BB who is not a director. All executive officers of BB serve at the pleasure of the Board of Directors.

Name,
Position with                             Officer of                             Principal Occupation
BB, and Age                               BB Since                               During Past Five Years
-----------                               --------                               ----------------------
Roman Gumina                              1987                                   President
Chief Operating Officer                                                          Brunswick Bank & Trust
40

Thomas A. Fornale                         1989                                   Controller
Secretary/Treasurer                                                              Brunswick Bank & Trust
Controller
61

         (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

Set forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.

             I.            Distribution of Assets
                           Liabilities and Stockholders'
                           Equity; Interest Rates and
                           Interest Differential                                13-14
            II.            Investment Portfolio                                 14-15
           III.            Loan Portfolio                                       15-16
            IV.            Summary of Loan Loss Experience                      17-18
             V.            Deposits                                                18
            VI.            Return on Equity and Assets                             19
           VII.            Short-Term Borrowings                                   19

ITEM 2. PROPERTIES

The Bank currently operates from its main office, and five branch offices. The main office and two branches are leased by the Bank. Three of the branch offices are owned by the Bank.

The following is a list of offices the Bank owns:

                                                                                 Approximate
Branch                                    Address                                Square Feet
------                                    -------                                -----------
George Street                             352 George Street
                                          New Brunswick NJ 08901                 4,700

South Brunswick-                          Monmouth Junction Road
Monmouth Junction                         and Kingston Lane
                                          Monmouth Jct. NJ 08852                 2,000

Freehold                                  444 West Main Street
                                          Freehold NJ 07728                      2,000


The following is a list of offices which the Bank leases:

                                                                                         Expiration
Branch                   Address                           Square Feet                   Date of Lease
------                   -------                           -----------                   -------------
Main Office              439 Livingston Avenue             8,400 and
                         New Brunswick NJ 08901            4,000 (basement)              2010

North Brunswick          U.S. Route One
                         North Brunswick NJ 08902          1,400                         February 2001

Edison                   Plainfield Avenue and
                         Metroplex Drive
                         Edison NJ 08817                   3,400                         February  2001


As described in Note 11 to the financial statements, the Company has purchased property to relocate its North Brunswick branch office, and it has purchased property to construct a new branch in Monroe, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, lawsuits and claims may be brought by and may arise against BB and the Bank. In the opinion of management, no legal proceedings which are presently pending or threatened against BB or the Bank, when resolved, will have a material adverse effect on the business or financial condition of BB or its subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of BB during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

BB had 381 shareholders of record as of December 31, 1999.

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

                                                      Bid
                                -----------------------------------------------
                                        1999                      1998
                                -------------------      ----------------------
                                High           Low         High           Low
                                ----           ---         ----           ---
         1st Quarter            16.00         12.00       11 1/16         9 1/2
         2nd Quarter            13.00         12.00       13 9/16        13 1/4
         3rd Quarter            12.00         12.00       14 9/16        13 1/4
         4th Quarter            12.00         11.50      14 13/16        13 1/4


Payments of dividends by Brunswick Bank and Trust Company to BB is restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 1999, approximately $6 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1999, 1995 and 1994; cash was paid in lieu of fractional shares. No dividends were paid in 1998, 1997 or 1996. The Board of Directors is considering a dividend in 2000, but has not yet determined if cash dividends will be reinstituted.

STOCK SPLIT

The Board of Directors declared a Two Shares for One Share stock split payable on January 14, 2000 to stockholders of record on December 31, 1999. The stock split resulted in the Company issuing 902,266 shares. These financial statements give retroactive effect to the stock split.

Earnings per share have been restated to reflect the stock split declared.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data concerning BB:

                                                                  Year Ended December 31
                                      --------------------------------------------------------------------------------
                                                       (Dollars in Thousands Except Per Share Data)
                                      --------------------------------------------------------------------------------
                                             1999             1998              1997             1996             1995
                                      -----------      -----------       -----------      -----------      -----------
  Interest income                     $     7,269      $     7,946       $     7,762      $     7,150      $     7,222
  Interest expense                          1,857            2,111             1,972            1,984            1,823
  Net interest income                       5,412            5,835             5,790            5,166            5,399
  Provision for credit losses                  61              100              (157)             410               --
  Net interest income after
     provision for credit losses            5,351            5,735             5,947            4,756            5,399
  Non-interest income                       1,008              877               875              720              841
  Other expenses                            4,265            4,089             4,830            4,143            4,328
  Income before income taxes                2,094            2,523             1,992            1,333            1,912
  Income tax expense                          773              987               747              570              756
  Net income                                1,321            1,536             1,245              763            1,156
  Net income per share                        .75              .85               .69              .43              .64
  Cash dividends per share                      0                0                 0                0                0
Weighted average
  Number of shares outstanding          1,764,188        1,797,566         1,803,572        1,774,400        1,806,250

                                              Summary Consolidated Balance Sheets
                                ----------------------------------------------------------------
                                          (Dollars in Thousands Except Per Share Data)
                                ----------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                                --------      --------      --------      --------      --------
Total Assets                    $108,873      $109,141      $101,640      $101,337      $ 92,437
Deposits                          85,299        86,955        80,758        81,798        73,325
Other Liabilities                    916           845         1,056           886         1,222
Stockholders' equity              22,658        21,341        19,826        18,653        17,890
Total shareholder's equity
    per outstanding share       $  12.56      $  11.83      $  10.99      $  10.34      $   9.91
                                ========      ========      ========      ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review of Brunswick Bancorp (the "Company" is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly-owned subsidiary, Brunswick Bank & Trust Company (the "Bank") for the years ended December 31, 1999, 1998, and 1997. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the two for one stock split declared on December 14, 1999 paid on January 14, 2000 and the five shares for four shares stock split paid on February 11,1999.

Overview:

The Company's 1999 net income amounted to $1,320,702, which was $215,150, or 14%, lower than the year before 1998 of $1,535,852. The net income for 1998 was $291,310 higher then the year before 1997, which was $1,244,542. On a per share basis, net income was $.75, $.85,and $.69, respectively in 1999, 1998, and 1997.

The decrease in net income recorded in 1999 can be attributed to the reduction of net interest income of $423,000 and an increase in other expenses of $176,000 mostly due to an increase in administrative personnel salaries and additions to staff. These factors were partially offset by a decrease in provisions of credit losses of $39,000 and increase in other income of $131,000.

The $291,310 or 23.4% increase in 1998 over the 1997 earnings can be attributed to the increase in net income increase of $45,000, an increase in other income of $2,000 and a significant reduction in other expenses of $741,000 over the prior year, offset by an increase in provision of credit losses of $257,000.

Return on assets for the years ended December 31,1999, 1998, and 1997 was 1.21%, 1.40% and 1.23%, respectively while the return on beginning of the year equity recorded during the same periods amounted to 6.19%, 7.75 % and 6.67%.

Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 1999, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township), New Jersey.

Income Statement Analysis, 1999 vs. 1998

For the year of 1999 income before income taxes decreased from 1998 by $429,000. This decrease occurred mainly because of a decrease in net interest income, most of which resulted from a decrease in loan volume. The commercial loan portfolio decreased at the end of 1998 primarily due to a $6 million loan being refinanced by a major auto dealership program.

Interest income decreased by $677,000 and interest expense decreased by $254,000 which resulted in a $423,000 overall decrease in net interest income. The following table illustrates how decrease in loan volume and interest rates affected net interest income.

          Interest Income:
               Effect of decreased volume                             $(452,000)
               Effect of decreased interest rates                      (225,000)
          Interest expense:
               Effect of decreased volume                                10,000
               Effect of decreased interest rates                       244,000
                                                                      ---------
          Decrease in net interest income                             $ 423,000
                                                                      =========

Although other expenses increased by $176,000, the increased expenses were offset by a $39,000 decrease in the provision for credit losses and an increase in other income of $131,000.

The increase in other expenses was primarily due to an increase in administrative and staff salaries.

The increase in other income is due primarily to increase in various service fees in 1999.

Income Statement Analysis, 1998 vs. 1997

For the year of 1998 income before income taxes increased from 1997 by $531,000. This increase occurred because of several major factors, which are described as follows:

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

Interest income increased by $184,000 and interest expense decreased by $139,000, which resulted in a $45,000 increase in net interest income. The following table illustrates how changes in interest rates and volume effected net income.

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

Balance Sheet Analysis

There were no substantial changes in the balance sheet. All components of total assets at December 31, 1999 were comparable to the amounts at the end of 1998.

For additional details on securities, loans and premises and equipment, refer to the Notes to Consolidated Financial Statements.

The $368,000 increase in premises and equipment was primarily due to pre-construction and construction costs related to two branch offices under construction.

Although savings and NOW balances decreased by $6,942,000, the decrease was partially offset by increases in demand and time deposits of $766,000 and $4,520,000, respectively, resulting in a $1,656,000 decrease in total deposits.

Stockholders' equity, with the addition of 1999 net income, increased by $1,316,146.

Year 2000 Issues

The Company has assessed the potential impact of the year 2000 on its computer operations and on related costs. Management formulated and implemented a plan, the cost of which was not material to the consolidated financial statements. Since December 31, 1999 the Company's computer system has experienced no Y2K computer problems.

Liquidity

The liquidity of the Company is measured by how well it can meet the financial needs of its depositors and borrowers and provide a cushion against unforeseeable and unforeseen liquidity needs. Sources of liquidity are provided primarily by the maturity of assets and by acquiring additional deposits. Secondarily, liquidity may be provided by the sales of assets and by other borrowings.

The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 1999, cash and due from banks totaled $5.9 million; federal funds totaled $34.6 million. Investment securities and loans maturing within one year totaled $15.1 million and $16.8 million, respectively.

In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $1.4 million in 1999, $1.5 million in 1998 and $1.4 million in 1997. In 1999, investing activities provided $182,000 due primarily to proceeds from sale of foreclosed real estate. Financing activities used approximately $1.5 million from decreases in savings and NOW deposits.

In light of the past cash flows provided from operating, financing, and investing activities, management believes it is in a strong position to meet both short and long-term liquidity needs. The Company has been able to maintain adequate liquidity in the past and does not foresee impairment of that liquidity in the future.

Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long term debt and management does not contemplate undertaking such debt in the future, all financial positioning is done through liquid funds.

                                                                       Minimum
                                                                      Regulatory
                                             December 31              Guidelines
                                      ------------------------        ----------
                                        1999            1998
                                        ----            ----
Risk-based capital ratios
Tier 1                                  33.20%           31.19%         4.000%
Total Capital                           32.05%           32.38%         8.000%
Capital (in thousands)
Tier 1 capital                        $22,363       $   20,945
Tier II capital (1)                       800              801
                                      -------       ----------
                                      $23,163       $   21,746
                                      =======       ==========

(1) Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Statements Regarding Forward-Looking Information

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955. Forward-looking statements can be identified by the use of words such as "believes", "expects", and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention.

Interest Rate Sensitivity Management

     The accompanying table, a quantification of the Company's interest rate exposure at December 31, 1999, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                                      Interest Rate Sensitivity*
                                         -------------------------------------------------------------------------------------
                                                          After           After
                                                          Three          One but
                                           Within       but Within       Within          After
                                           Three          Twelve          Five           Five       Noninterest
                                           Months         Months          Years          Years        Bearing          Total
                                         ---------      ---------      ---------      ---------      ---------       ---------
Assets
    Cash & due from banks                $      --      $      --      $      --      $      --      $   5,905       $   5,905
    Federal funds sold                      34,600             --             --             --             --          34,600
    Investment securities                       --         15,101          7,300            262             --          22,663
    Loans, net (a)                           3,669         13,121         21,978          4,335             --          43,103
    Other assets                                --             --             --             --          2,602           2,602
                                         ---------      ---------      ---------      ---------      ---------       ---------
                                         $  38,269      $  28,222      $  29,278      $   4,597      $   8,507       $ 108,873
                                         =========      =========      =========      =========      =========       =========

Liabilities and Stockholders Equity
    Total deposits (b)                   $  37,486      $   9,557      $  12,903      $      --      $  25,353       $  85,299
    Borrowed funds                             631             --             --             --             --             631
    Other liabilities                           --             --             --             --            285             285
    Stockholders equity                         --             --             --             --         22,658          22,658
                                         ---------      ---------      ---------      ---------      ---------       ---------
                                         $  38,117      $   9,557      $  12,903      $      --      $  48,296       $ 108,873
                                         =========      =========      =========      =========      =========       =========
Interest rate sensitivity gap
Cumulative interest                            152         18,665         16,375          4,597        (39,789)             --
                                         ---------      ---------      ---------      ---------      ---------       ---------
                                         $     152      $  18,817      $  35,192      $  39,789      $      --       $      --
                                         =========      =========      =========      =========      =========       =========


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

Unadopted Financial Accounting Standards Board Statements

As of December 31, 1999, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential


                                 (In Thousands)
                             Year Ended December 31,

                                                 1999                                    1998
                                  ---------------------------------      ------------------------------------
                                   Average                  Average       Average                     Average
                                   Balance                   Yield        Balance                      Yield
                                  Sheet (3)    Interest      Rate        Sheet (3)     Interest        Rate
                                  --------     --------     -------      --------      --------       -------
Interest-earning Assets
   Federal funds sold             $ 34,254      $1,727        5.04%      $ 37,610      $  2,019         5.37%
   Investment securities
     taxable                        22,900       1,388        6.06%        11,052           669         6.05%
   Investment securities
     non-taxable (1)                    --          --          --             34             3         8.82%
   Loans, net                       41,430       4,154       10.03%        47,557         5,255        11.05%
                                  --------      ------      ------       --------      --------       ------
                                  $ 98,584      $7,269        7.04%      $ 96,253      $  7,946         7.82%
Noninterest-earning assets
   Deposits in bank                  6,928                                  6,684
   Other real estate
     owned                              46                                     81
   Other (2)                         2,716                                  2,543
                                  --------      ------      ------       --------      --------       ------
                                  $108,274      $7,269        7.04%      $105,561      $  7,946         7.53%
                                  ========      ======      ======       ========      ========       ======

Interest-bearing liabilities
   Savings deposits               $ 13,453      $  271        2.01%      $ 13,311      $    326         2.45%
   Demand deposits                  30,970         897        2.90%        29,431         1,014         3.45%
   Time deposits                    15,284         679        4.44%        16,347           759         4.64%
Short term debt                        252          10        3.97%           231            12         5.19%
                                  --------      ------      ------       --------      --------       ------
                                    59,959       1,857        3.10%        59,320         2,111         3.56%
Noninterest-bearing liabilities
   Demand deposits                  25,818                                 25,019
   Other                               628                                    739
                                  --------      ------      ------       --------      --------       ------
                                    86,405       1,857        2.15%        85,078         2,111         2.48%

Stockholders' equity                21,869                                 20,483
                                  --------      ------      ------       --------      --------       ------
                                  $108,274      $1,857        1.72%      $105,561      $  2,111         2.00%
                                  ========      ======      ======       ========      ========       ======
Net yield on total
     earning assets               $ 98,584      $5,412        5.49%      $ 96,253      $  5,835         6.06%
                                  ========      ======      ======       ========      ========       ======

                                                   1997
                                   ------------------------------------
                                    Average                     Average
                                    Balance                      Yield
                                   Sheet (3)     Interest        Rate
                                   --------      --------       -------
Interest-earning Assets
   Federal funds sold              $ 21,792      $  1,204         5.52%
   Investment securities
     taxable                         14,975         1,003         6.70%
   Investment securities
     non-taxable (1)                     86             7         9.50%
   Loans, net                        51,329         5,548        10.81%
                                   --------      --------       ------
                                   $ 88,182      $  7,762         8.13%
Noninterest-earning assets
   Deposits in bank                   6,193
   Other real estate
     owned                            1,802
   Other (2)                          3,570
                                   --------      --------       ------
                                   $ 99,747      $  7,762         7.78%
                                   ========      ========       ======

Interest-bearing liabilities
   Savings deposits                $ 13,338      $    328         2.46%
   Demand deposits                   20,326           713         3.51%
   Time deposits                     19,925           917         4.60%
Short term debt                         284            14         4.92%
                                   --------      --------       ------
                                     53,873         1,972         3.66%
Noninterest-bearing liabilities
   Demand deposits                   26,318
   Other                                658
                                   --------      --------       ------
                                     80,849         1,972         2.44%

Stockholders' equity                 18,898
                                   --------      --------       ------
                                   $ 99,747      $  1,972         1.98%
                                   ========      ========       ======
Net yield on total
     earning assets                $ 88,182      $  5,790         6.57%
                                   ========      ========       ======



(1) The rate is presented on a tax equivalent basis using the Federal rate of 34%.

(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(3)  Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

       The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 1999, 1998, and 1997 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

                                                                           (In thousands)
                                                     1999 Versus 1998                          1998 Versus 1997
                                                    Increase (Decrease)                       Increase (Decrease)
                                                     Due to Changes in                         Due to Changes in
                                           -------------------------------------------------------------------------------
                                                         Average        Total                      Average        Total
                                            Average       Yield/       Increase      Average        Yield/       Increase
                                            Volume        Ratio       (Decrease)     Volume         Ratio       (Decrease)
                                            ------        -----       ----------     ------         -----       ----------
Interest and dividend income
  Federal funds sold                       $  (176)      $  (116)      $  (292)      $   871       $   (56)      $   815
  Investment securities
     taxable                                   717             2           719          (257)          (77)         (334)
  Investment securities
     nontaxable                                 (3)           --            (3)           (4)           --            (4)
  Loans, net                                  (990)         (111)       (1,101)         (162)         (131)         (293)
                                           -------       -------       -------       -------       -------       -------

      Total interest income                   (452)         (225)         (677)          448          (264)          184
                                           -------       -------       -------       -------       -------       -------

Interest expense
  Savings deposits                               3           (58)          (55)           (1)           (2)           (3)
  Demand deposits                               47          (164)         (117)          319           (18)          301
     Time deposits                             (61)          (19)          (80)         (148)           (9)         (157)
     Short term debt                             1            (3)           (2)           (3)            1            (2)
                                           -------       -------       -------       -------       -------       -------

       Total interest expense                  (10)         (244)         (254)          167           (28)          139
                                           -------       -------       -------       -------       -------       -------

       Changes to net interest income      $  (442)      $    19       $  (423)      $   281       $  (236)      $    45
                                           =======       =======       =======       =======       =======       =======

Investment Portfolio

The following table shows the carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                                       1999         1998         1997         1996         1995
                                     -------      -------      -------      -------      -------
U.S. Treasury securities             $    --      $    --      $    --      $12,007      $ 5,014
Obligations of other U.S.
   Government agencies                21,013       21,016       13,168          382        7,572
Obligations of state and
   other political subdivisions           --           --           55          105          152
Other securities                       1,650        2,050        1,897        1,395        1,392
                                     -------      -------      -------      -------      -------

        Total investment
           securities                $22,663      $23,066      $15,120      $13,889      $14,130
                                     =======      =======      =======      =======      =======

Maturities and Average Weighted Yields of Investment Securities

       The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 1999 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.


                                Due Under 1 Year           Due 1-5 Years           Due 5-10 Years          Due Over 10 Years
                               ------------------       ------------------       ------------------        -----------------
                                Amount      Yield        Amount      Yield        Amount      Yield        Amount      Yield
                                ------      -----        ------      -----        ------      -----        ------      -----
U.S. Treasury Securities       $    --      $  --       $    --      $  --       $    --      $  --       $    --      $  --
Obligations of other U.S.
 Government agencies            15,001       5.13%        6,000       5.36%                                    12       8.50%
Obligations of states and
  other political
  subdivision                       --         --            --         --            --         --            --         --
Other securities                   100       6.25%        1,300       7.23%          250       6.70%           --         --
                               -------       ----       -------       ----       -------       ----       -------       ----
     Total investment
        securities             $15,101       5.13%      $ 7,300       5.69%      $   250       6.70%      $    12       8.50%
                               =======       ====       =======       ====       =======       ====       =======       ====

Loan Portfolio

     The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):


                                                               December 31,
                                   1999         1998         1997         1996         1995
                                 -------      -------      -------      -------      -------
Types of loans
  Commercial and financial       $10,634      $16,307      $19,891      $27,511      $19,168
  Real estate-mortgage            27,785       24,406       21,546       22,985       22,918
  Real estate-construction         4,332        2,034       10,921        2,206        3,256
  Installment                      1,259        1,329        1,329        1,112        1,121
                                 -------      -------      -------      -------      -------
    Total loans                  $44,010      $44,076      $53,687      $53,814      $46,463
                                 =======      =======      =======      =======      =======

     The following table sets forth the maturity distribution for the above loan portfolio at December 31, 1999;

Maturities and Sensitivities of Loans to Charges in Interest Rates

                                     After
                                     1 Year
                           Within    with-in   After 5
                           1 Year    5 Years    Years     Total
                           ------    -------   -------   -------
Commercial and financial
 Fixed rate                $1,264    $1,632     $  212   $ 3,108
 Variable rate              4,352     3,048        126     7,526
Real estate-mortgage
 Fixed rate                   659     9,410      1,798    11,867
 Variable rate              6,624     7,099      2,195    15,918
Real estate-construction
 Fixed rate                 2,285        --         --     2,285
 Variable rate              1,132       915         --     2,047
Installment
 Fixed rate                    76       746          5       827
 Variable rate             $  425    $    7     $   --   $   432

Rollover Policy

The Company's overall practice in this area is to limit the rollover of loans to any of its customers. Occasionally, borrowers to whom credit has been extended experience unanticipated changes in cash flow or other circumstances that precipitate a decision to roll over their loan. When this is done, it is based upon the continued favorable credit position of the borrower and does not indicate a problem loan.

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

The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                              December 31,
                                                       ----------------------------------------------------------
                                                        1999         1998         1997         1996         1995
                                                       ------       ------       ------       ------       ------
Non-accrual loans                                      $  829       $  325       $  682       $2,370       $2,295
Loans, past due 90 days or more                           519          754          303          283        1,773
Other real estate owned                                    --          133           60        3,577        3,613
Percentage of non-performing loans to gross loans
 outstanding                                             3.06%        2.75%        1.95%        5.13%        8.76%

If the above non-accrual loans at December 31, 1999 had been current, interest income for 1999 would have been approximately $84,000 greater than that recorded. Interest included in income on these loans totaled approximately $82,000 for the year. Delinquency rates at December 31, 1999 primarily were higher than 1998 and 1997 but lower than 1996 and 1995. The delinquency rate was higher in 1999 due to the increase in non-accrual loans. One commercial loan for $385,000 became part of this category.

Except for loans included in the above table there were no loans at December 31, 1999 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 1999, the total loan portfolio was approximately $44 million. As of the same date, the commercial loan portfolio totaled approximately $10.6 million; $1.1 million of these commercial loans were collateralized by the stock of a publicly-traded company, the market value of the stock collateralizing these loans totaled approximately $4 million as of December 31, 1999. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience

For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance that has been charged to income.

                                                              (In thousands)
                                                          Year Ended December 31,
                                      -------------------------------------------------------------
                                       1999          1998          1997          1996         1995
                                      ------        ------        ------        ------       ------
Balance at beginning of period        $  801        $  820        $  842        $  867       $1,000
Charge-offs
    Commercial & financial                --           112            34           317           77
    Real estate-mortgage                  56            49           140           134          495
    Real estate-construction              --            --            --            --           --
    Installment                            3            --            18             2            2
                                      ------        ------        ------        ------       ------
                                          59           161           192           453          574

Recoveries
    Commercial & financial                65            26             1            --          217
    Real estate-mortgage                  22            16           322            14          220
    Real estate-construction              --            --            --            --           --
    Installment                           34            --             4             4            4
                                      ------        ------        ------        ------       ------
    Net charge-offs                      (62)          119          (135)          435          133


Additional charges to operations          61           100          (157)          410           --
                                      ------        ------        ------        ------       ------
Balance at end of period              $  800        $  801        $  820        $  842       $  867
                                      ------        ------        ------        ------       ------

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period        (.002%)        0.41%        (1.55%)        0.92%        0.32%

                   Allocation of the Allowance for Loan Losses

                                              Real            Real
                            Commercial &     Estate          Estate
      December 31,           Financial      Mortgage      Construction     Installment        Total
      ------------           ---------      --------      ------------     -----------        -----
1999
     Amount                    $408           $288            $ 80            $ 24            $800
     Percentage of total         51%            36%             10%              3%            100%
1998
     Amount                     505            272              16               8             801
     Percentage of total         63%            33%              3%              1%            100%
1997
     Amount                     336            271             205               8             820
     Percentage of total         41%            33%             25%              1%            100%
1996
     Amount                     497            286              51               8             842
     Percentage of total         59%            34%              6%              1%            100%
1995
     Amount                     486            303              69               9             867
     Percentage of total         56%            35%              8%              1%            100%



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

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

                              1999         1998         1997         1996         1995
                             -------      -------      -------      -------      -------
Non-interest bearing:
    Demand deposits          $25,353      $24,588      $25,177      $25,622      $24,290
Interest bearing:
    Savings deposits          12,728       15,217       12,707       13,777       14,412
    Time deposits             21,066       16,546       24,426       20,754       20,959
    NOW demand deposits       26,151       30,604       18,448       21,645       13,664
                             -------      -------      -------      -------      -------
       Total deposits        $85,298      $86,955      $80,758      $81,798      $73,325
                             =======      =======      =======      =======      =======

The maturities of time deposits of $100,000 or more at December 31, 1999 are summarized as follows:

                     Under 3 months                                      $ 8,609
                     3 to 6 months                                         1,809
                     6 to 12 months                                        3,368
                     Over 12 months                                           --
                                                                         -------
                                                                         $13,786
                                                                         =======

Return on Equity and Assets

The following are selected ratios for the years ended December 31,

                              1999          1998          1997          1996          1995
                              ----          ----          ----          ----          ----
Return on Assets              1.21%         1.40%         1.23%         0.83%         1.09%
Return on Equity              6.19%         7.75%         6.67%         4.26%         6.91%

Average equity to
      average assets         20.20%        19.40%        18.96%        18.78%         7.47%

Dividend payout ratio         0.00%         0.00%         0.00%         0.00%         0.00%

Short-term borrowing

Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 1999, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included with item 7 - Management's discussion and analysis of financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31, 1999, 1998, and 1997 contain the information required by Item 8 and that information is incorporated herein following signature page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement will contain under the caption "Proposal No. 1 - Election of Directors" the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section
(e) of Item 1 of the Form 10-K.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

The Proxy Statement will contain under the caption "Directors' Compensation", the caption and "Executive Compensation" and the caption "Compensation Committee Interlocks and Inside Participation" information required by Item 11 and that information is incorporated herein by reference. Information in the Proxy Statement required by Paragraphs (k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of this Annual Report Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS.

The Proxy Statement will contain under the caption "Beneficial Ownership of Common Stock by Management and Principal Shareholders" the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement will contain under the caption "Certain Transactions with Management" and the caption "Compensation Committee Interlocks and Insider Participation" the information required by Item 13 and that information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) & (2)    Financial Statements and
                  Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 1999, 1998, and 1997 are following signature page number 21.

Independent Auditors' Report

Consolidated Statements of Income- Years Ended December 31, 1999, 1998, and 1997

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998, and 1997

Notes to Consolidated Balance Sheets - Years Ended December 31, 1999 and 1998

Schedules to the Consolidated Balance Sheets required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)               Reports on Form 8-K

                  BB did not file any reports on Form 8-K for the three months ended December 31, 1999.

(c)               Exhibits

                           List of Exhibits

                           (3) (a) Certificate of Incorporation of Brunswick Bancorp Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

                               (b) By-laws of Brunswick Bancorp, Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

                           (10) Non-qualified Deferred Compensation Plan dated as of December 5, 1995. Incorporated by reference to Form 10-K for the year ended December 31, 1995.

                           (21)     Subsidiaries of Brunswick Bancorp,
                                    Incorporated by reference to Registration
                                    Statement on Form S-14 filed on June 20,
                                    1985.

                           (27)     Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP
/s/  Carmen Gumina
------------------------------
By:  Carmen Gumina

     March 14, 2000
------------------------------
Dated:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed-below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                        Title                                               Date
         ---------                        -----                                               ----
--------------------------                                                               --------------
Bruce Arbeiter                     Director

/s/ Joseph DeMarco                                                                       March 14, 2000
--------------------------                                                               --------------
Joseph DeMarco                     Director

/s/ Dominick Faraci                                                                      March 14, 2000
--------------------------                                                               --------------
Dominick Faraci                    Director

/s/ Carmen J. Gumina                                                                     March 14, 2000
--------------------------                                                               --------------
Carmen J. Gumina                   Chief Executive Officer,
                                   Chairman of the Board
                                   (Principal Executive Officer)
/s/ Josephine Gumina                                                                     March 14, 2000
--------------------------                                                               --------------
Josephine Gumina                   Director

/s/ Michael Kaplan                                                                       March 14, 2000
--------------------------                                                               --------------
Michael Kaplan                     Director

/s/ Richard Malouf                                                                       March 14, 2000
--------------------------                                                               --------------
Richard Malouf                     Director

/s/ John Maltese                                                                         March 14, 2000
--------------------------                                                               --------------
John Maltese                       Director

/s/ Frederick Perrine                                                                    March 14, 2000
--------------------------                                                               --------------
Frederick Perrine                  Director

/s/ Robert Sica                                                                          March 14, 2000
--------------------------                                                               --------------
Robert Sica                        Director

/s/ Thomas A. Fornale                                                                    March 14, 2000
--------------------------                                                               --------------
Thomas A. Fornale                  Secretary-Treasurer Controller
                                   (Principal Accounting/Financial Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                               FINANCIAL STATEMENT
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997



                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITOR'S REPORT                                                   1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                           2

         Consolidated Statements of Income                                     3

         Consolidated Statements of Shareholders' Equity                       4

         Consolidated Statements of Cash Flows                                 5

         Notes to Consolidated Financial Statements                            6

                        [MICHAEL R. FERRARO LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES

We have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/S/ MICHAEL R. FERRARO

Michael R. Ferraro, CPA
February 17, 2000
Matawan, NJ

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                               1999                   1998
                                                           -------------         -------------
                             ASSETS
Cash and due from banks                                    $   5,905,416         $   6,448,304
Federal funds sold                                            34,600,000            34,000,000
                                                           -------------         -------------
    Total cash and cash equivalents                           40,505,416            40,448,304
Securities held to maturity                                   22,663,091            23,065,507
Loans receivable, net of allowance for
    loan losses of $800,000 in 1999
    and $ 801,059  in 1998                                    43,102,803            43,166,736
Accrued interest receivable                                      336,349               377,627
Premises and equipment, net                                    1,870,994             1,503,332
Foreclosed real estate                                                --               132,615
Other assets                                                     394,225               447,167
                                                           -------------         -------------
                                                           $ 108,872,878         $ 109,141,288
                                                           =============         =============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
     Non-interest bearing                                  $  25,353,409         $  24,587,736
     Interest bearing                                         59,945,120            62,367,173
                                                           -------------         -------------
Total deposits                                                85,298,529            86,954,909
Borrowed funds                                                   631,258               511,512
Accrued expenses and other liabilities                           285,395               333,317
                                                           -------------         -------------
                                                              86,215,182            87,799,738
Commitments and contingencies (Note 12)
Stockholders' equity
    Common stock - par value $2.00 per share -
         3,000,000 shares authorized, 902,266 and
         721,920 shares issued at December 31, 1999
         and 1998; 1,804,532 shares issued
          after the stock split. (Note 9)                      1,804,532             1,443,840
        Additional paid-in capital                             3,924,112             4,284,804
        Retained earnings                                     17,020,826            15,704,680
    Treasury stock at cost, 4,650
       shares in 1999 and 3,720 shares
       in 1998                                                   (91,774)              (91,774)
                                                           -------------         -------------
                                                              22,657,696            21,341,550
                                                           -------------         -------------
                                                           $ 108,872,878         $ 109,141,288
                                                           =============         =============

The accompanying notes are an integral part of these consolidated financial
statements.                                                                    2

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 FOR YEARS ENDED
                        DECEMBER 31, 1999, 1998, AND 1997

                                               1999               1998                1997
                                            -----------        -----------         -----------
Interest income
  Loans receivable                          $ 4,153,754        $ 5,254,959         $ 5,548,068
  Securities held to maturity                 1,388,261            671,529           1,010,125
  Federal funds sold                          1,727,226          2,019,208           1,203,810
                                            -----------        -----------         -----------
    Total interest income                     7,269,241          7,945,696           7,762,003
                                            -----------        -----------         -----------
Interest expense
  Deposits                                    1,846,458          2,098,798           1,957,411
  Borrowed funds                                 10,476             11,888              14,205
                                            -----------        -----------         -----------
    Total interest expense                    1,856,934          2,110,686           1,971,616
                                            -----------        -----------         -----------
Net interest income                           5,412,307          5,835,010           5,790,387
Provision for (reversal of)
 credit losses                                   61,077            100,000            (156,922)
                                            -----------        -----------         -----------
    Net interest income after provision
      for credit losses                       5,351,230          5,735,010           5,947,309
                                            -----------        -----------         -----------
Noninterest  income
  Service charges on deposit accounts           669,357            631,799             686,758
  Other services charges and fees               313,949            226,063             180,086
  Other income                                   25,185             19,555               7,367
                                            -----------        -----------         -----------
    Total other income                        1,008,491            877,417             874,220
                                            -----------        -----------         -----------
Other expenses
  Salaries and employee benefits              2,280,044          2,147,682           2,077,182
  Occupancy expenses                            609,100            573,645             893,976
  Loss on foreclosed real estate                     --                 --             398,681
  Equipment expenses                            211,688            219,771             208,625
  Other                                       1,164,403          1,148,428           1,251,534
                                            -----------        -----------         -----------
                                              4,265,235          4,089,526           4,829,998
                                            -----------        -----------         -----------
Income before income taxes                    2,094,486          2,522,901           1,991,531
Income tax expense                              773,784            987,049             746,989
                                            -----------        -----------         -----------
Net income                                  $ 1,320,702        $ 1,535,852         $ 1,244,542
                                            ===========        ===========         ===========
Net income per share of common stock        $      0.75        $      0.85         $      0.69
                                            ===========        ===========         ===========
Average shares outstanding                    1,764,188          1,797,566           1,803,572
                                            ===========        ===========         ===========

The accompanying notes are an integral part of these consolidated financial
statements.                                                                    3

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998, AND 1997

                                                      ADDITIONAL
                                    COMMON             PAID-IN              RETAINED             TREASURY
                                    STOCK              CAPITAL              EARNINGS              STOCK                TOTAL
                                 ------------        ------------         ------------         ------------         ------------
Balance December 31, 1996        $  1,443,840        $  4,284,804         $ 12,924,286         $       --           $ 18,652,930
  Net income for 1997                    --                  --              1,244,542                 --              1,244,542
  Purchase of
   treasury stock                        --                  --                   --                (71,897)             (71,897)
                                 ------------        ------------         ------------         ------------         ------------
Balance December 31, 1997           1,443,840           4,284,804           14,168,828              (71,897)          19,825,575
  Net income for 1998                    --                  --              1,535,852                 --              1,535,852
  Purchase of
    treasury stock                       --                  --                   --                (19,877)             (19,877)
                                 ------------        ------------         ------------         ------------         ------------
Balance December 31, 1998           1,443,840           4,284,804           15,704,680              (91,774)          21,341,550
  Net income for 1999                    --                  --              1,320,702                 --              1,320,702
  Stock Split for 1999                360,692            (360,692)              (4,556)                --                 (4,556)
                                 ------------        ------------         ------------         ------------         ------------
Balance December 31, 1999        $  1,804,532        $  3,924,112         $ 17,020,826         $    (91,774)        $ 22,657,696
                                 ============        ============         ============         ============         ============

The accompanying notes are an integral part of these consolidated financial
statements.                                                                    4

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                                                              1999                 1998                 1997
                                                          ------------         ------------         ------------
Cash flows from operating activities:
  Net income                                              $  1,320,702         $  1,535,852         $  1,244,542
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                                 146,356              137,617              200,758
  Net accretion of securities discounts and premiums          (157,914)            (198,233)             (52,565)
  Provision for (reversal of) credit losses                     61,077              100,000             (156,922)
  Provision for deferred income taxes                            2,375              (85,719)            (126,714)
  Loss on foreclosed real estate                                  --                   --                398,681
  (Increase) decrease in accrued interest receivable            57,391              208,199               (7,662)
  (Increase) decrease in other assets                           34,454               21,541             (173,784)
  Increase (decrease) in accrued expenses,
    taxes and other liabilities                                (47,922)            (211,757)             101,618
                                                          ------------         ------------         ------------
      Cash provided by operating activities                  1,416,519            1,507,500            1,427,952
Cash flows from investing activities:
  Maturities of investment securities                          650,000           16,009,840           23,010,000
  Principal repayments on investment securities                160,330              322,820              215,934
  Purchase of investment securities                           (250,000)         (24,079,870)         (24,404,100)
  Net change in loans receivable                                 2,856            9,302,090              245,092
  Acquisitions of premises and equipment                      (514,018)            (388,621)            (471,653)
  Proceeds from sale of foreclosed real estate                 132,615               64,258            3,121,647
                                                          ------------         ------------         ------------
      Cash used in investing activities                        181,783            1,230,517            1,716,920
Cash flows from financing activities:
Increase (decrease) in demand deposits                         765,673             (589,334)            (445,158)
Increase in savings and NOW deposits                        (6,942,143)          14,666,747           (4,267,504)
Increase (decrease) in other time deposits                   4,520,090           (7,880,455)           3,672,484
Increase (decrease) in borrowed funds                          119,746                 (137)             209,708
Purchase of treasury stock                                        --                (19,877)             (71,897)
Cash in lieu of fractional shares                               (4,556)                --                   --
                                                          ------------         ------------         ------------
      Cash provided by financing activities                 (1,541,190)           6,176,944             (902,367)
                                                          ------------         ------------         ------------
Increase (decrease) in cash and cash equivalents                57,112            8,914,961            2,242,505
Cash and cash equivalents at January 1                      40,448,304           31,533,343           29,290,838
                                                          ------------         ------------         ------------
Cash and cash equivalents at December 31                  $ 40,505,416         $ 40,448,304         $ 31,533,343
                                                          ============         ============         ============
Interest paid                                             $  1,848,681         $  2,192,117         $  1,965,781
                                                          ============         ============         ============
Income taxes paid                                         $    795,989         $    943,916         $    817,185
                                                          ============         ============         ============

During the years ended December 31, 1999, 1998, and 1997, $62,242, $136,793,
$60,080, respectively, in loan balances were transferred to other real estate owned as a result of foreclosure proceedings.

The accompanying notes are an integral part of these consolidated financial
statements.                                                                    5

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Brunswick Bancorp and its wholly-owned subsidiaries Brunswick Bank & Trust Company (The Bank) and Brunscor Realty, Inc. (inactive), together referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

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

         Cash Equivalents

         For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the statement of condition caption "Cash and due from banks" which is comprised of cash on hand and demand deposits in other institutions and federal funds sold.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

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

         Allowance for Credit Losses

         The allowance for loan losses is increased by charges to income and decreased by charge-off's (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         Premises and Equipment

         Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful life of the asset.

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

         Pension Costs

         The Bank has a defined contribution profit-sharing plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be twenty-one years of age and have completed one year of continuous service. The Bank's policy is to fund the contribution annually before the due date of the corporate income tax return.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                  Loans

                  For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are carrying values, fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans. Fair values of commercial real estate and commercial loans are estimated using discounted cash flows analysis, using interest rates currently being offered with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

         Net Income Per Share of Common Stock

         Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock dividends and splits. Basic and diluted earnings per share are the same.

         Common Stock Rights

         The Company has non-expiring rights outstanding to purchase 3,018 shares of common stock at an aggregate price of $69,414.

         Off-Balance-Sheet Financial Instruments

         In the ordinary course of business, the Bank has entered into agreements involving commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

(2)     SECURITIES HELD TO MATURITY
        The carrying amounts of investment securities as shown in the consolidated statements of condition of the Company and their approximate fair values at December 31 were as follows:

                                                         Gross              Gross
                                    Amortized         Unrealized          Unrealized           Fair
                                      Cost               Gains              Losses             Value
                                   -----------        -----------        -----------        -----------
        December 31, 1999
        U.S.Government and
         agency securities         $21,013,091        $      --          $    12,560        $21,000,531
        Other securities             1,650,000               --                   --          1,650,000
                                   -----------        -----------        -----------        -----------
        Totals                     $22,663,091        $      --          $    12,560        $22,650,531
                                   ===========        ===========        ===========        ===========

        December 31, 1998
        U.S.Government and
         agency securities         $21,015,507        $   484,286        $    30,844        $21,468,949
        Other securities             2,050,000             12,735               --            2,062,735
                                   -----------        -----------        -----------        -----------
        Totals                     $23,065,507        $   497,021        $    30,844        $23,531,684
                                   ===========        ===========        ===========        ===========

        The scheduled maturities of investment securities as of December 31, 1999 were as follows:

                                                                    1999
                                                                    ----
                                                       Amortized             Fair
                                                          Cost               Value
                                                       -----------        -----------
         Due in one year or less                       $15,101,100        $14,936,500
         Due after one year through five years           7,050,150          6,934,573
         Due after five years through ten years            500,000            500,000
         Due after ten years                                11,841            279,458
                                                       -----------        -----------
         Totals                                        $22,663,091        $22,650,531
                                                       ===========        ===========

        Securities, carried at $21,001,100 and $21,015,140 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on their ultimate maturity dates. The mortgage-backed securities will mature earlier because of principal repayments.

(3)     LOANS

        The components of loans in the consolidated statements of condition are as follows:

                                               1999               1998
                                            -----------        -----------
         Commercial                         $10,634,153        $16,306,888
         Real estate construction             4,332,357          2,033,974
         Commercial real estate              11,652,643         17,647,271
         Residential real estate             16,132,006          6,758,501
         Consumer                             1,258,879          1,328,750
                                            -----------        -----------
                                             44,010,038         44,075,384
         Less
          Allowance for credit losses           800,000            801,059
          Unearned fees                         107,235            107,589
                                            -----------        -----------
                                            $43,102,803        $43,166,736
                                            ===========        ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

       An analysis of the change in the allowance for credit losses follows:

                                              1999               1998             1997
                                            ---------         ---------         ---------
         Balance at January 1               $ 801,059         $ 820,254         $ 842,103
         Credits charged off                 (120,992)         (161,200)         (191,530)
         Recoveries                            58,856            42,005           326,603
                                            ---------         ---------         ---------
           Net credit charged off             (62,136)         (119,195)          135,073

         Provision for (reversal of)
           credit losses                       61,077           100,000          (156,922)
                                            ---------         ---------         ---------
         Balance at December 31             $ 800,000         $ 801,059         $ 820,254
                                            =========         =========         =========

       Impairment of loans have been recognized in conformity with FASB Statement No.114, as amended by FASB Statement No. 118. Recorded investments in other impaired loans were $853,714 and $1,065,831 at December 31, 1999 and 1998 respectively. The average recorded investment in impaired loans during 1999, 1998, and 1997 was approximately $1,330,000, $1,649,000 and $1,227,000 respectively. Interest income of approximately $94,558, $119,000 and $220,000, on impaired loans was recognized for cash payments received in 1999, 1998, and 1997, respectively. The total allowance for loan loses related to these loans was $0 and $110,000 on December 31, 1999 and 1998 respectively.

(4)    PREMISES AND EQUIPMENT

       Components of premises and equipment included in the consolidated statements of condition at December 31, 1999 and 1998 were as follows:

                                              Estimated              1999                    1998
                                                Lives
                                          ------------------   ------------------      ------------------
       Cost
        Land                                                            $828,372                $850,372
        Bank premises                        25-35 years                 983,001                 562,049
        Furniture and equipment               5-10 years               1,127,121               1,089,121
        Leasehold improvements                5-25 years                  70,137                  70,137
                                                               ------------------      ------------------
                                                                       3,008,631               2,571,679
       Less accumulated depreciation                                   1,137,637               1,068,347
                                                               ------------------      ------------------
               Net book value                                        $ 1,870,994             $ 1,503,332
                                                               ==================      ==================

       Certain Bank facilities are leased under various operating leases. Rental expense was $415,603, $406,152, and $394,906, in 1999, 1998, and 1997
       respectively. Future minimum rental under noncancelable leases are:

                                    2000              $  371,637
                                    2001                 355,042
                                    2002                 358,796
                                    2003                 367,841
                                    2004                 382,505
                              Thereafter               3,543,101
                                               ------------------
                                                     $ 5,378,922
                                               ==================

(5)    BORROWED FUNDS


       Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgaged back securities.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

(6)      EMPLOYEE BENEFITS

         The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $96,300, $106,500, and $103,000, for 1999, 1998, and 1997, respectively.

(7)      COMPOSITION OF DEPOSITS

         The aggregate amount of certificates of deposits with minimum balances of $100,000 was $13,786,592 and $8,786,851 at December 31, 1999 and
         1998, respectively. All certificates of deposit mature within one year of issuance.

(8)      INCOME TAXES
         The consolidated provision for income taxes consists of the following:

                                         1999                1998                1997
                                     -----------         -----------         -----------
         Currently payable
          Federal                    $   596,609         $   822,168         $   663,203
          State                          174,800             250,600             210,500
                                     -----------         -----------         -----------
                                         771,409           1,072,768             873,703
         Deferred Tax Benefit              2,375             (85,719)           (126,714)
                                     -----------         -----------         -----------
                                     $   773,784         $   987,049         $   746,989
                                     ===========         ===========         ===========

         The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:

                                                             1999                  1998                 1997
                                                        ---------------      ----------------      ---------------
         Statutory federal income tax rate                         34%                   34%                  34%
         Effect on tax rate of:
          Tax-exempt securities                                      -                     -                  (1)
          Tax-exempt loan income                                   (1)                   (1)                  (1)
          State taxes                                                6                     6                    6
          Nondeductible items                                        -                     -                    1
          Other                                                    (2)                     -                  (1)
                                                        ---------------      ----------------      ---------------
         Effective tax rate                                        37%                   39%                  38%
                                                        ===============      ================      ===============

         The components of the net deferred tax asset, included in other assets are as follows:

                                             1999              1998
                                          ---------         ---------
         Deferred tax assets
           Allowance for credit losses    $ 209,524         $ 224,820
           Deferred Compensation            222,000           192,000
         Deferred tax liabilities
           Depreciation                     (37,299)          (20,220)
                                          ---------         ---------
             Net deferred tax assets      $ 394,225         $ 396,600
                                          =========         =========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

         The components of the provision for deferred tax expense (benefit) are as follows:

                                            1999             1998
                                          --------         --------
         Allowance for loan losses        $ 15,296         $  2,991
         Deferred Compensation             (30,000)         (48,000)
         Depreciation                       17,079          (80,710)
         State tax NOL carryover              --             40,000
                                          --------         --------
         Deferred tax (benefit)           $  2,375         $(85,719)
                                          ========         ========

  (9)    STOCK SPLITS

         The Board of Directors declared a Five Shares for Fours Shares stock split payable on February 11, 1999 to stockholders of record on December 14, 1998. The stock split resulted in the Company issuing 180,346 shares. The Board determined that cash will be paid in lieu of fractional shares resulting from the stock split at a value of $34.00 per share. The amount paid out was $4556. On December 14, 1999 The Board of Directors declared a two shares for one share stock split payable on January 14, 2000 to stockholders of record on December 31, 1999. These financial statements give retroactive effect to the stock split in the computation of earnings per share.

(10)     STOCK OPTION PLAN

         The Company has a stock option plan for officers and key employees that provides for nonqualified and incentive options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

         In May 1998 the Company granted stock options for 137,500 shares at an exercise price of $12.80 per share, and as of December 31, 1999, 55,000 shares were available to be exercised; as of that time no options were exercised. The Stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

         Assumption                         1999            1998
         ----------                         ----            ----
         Dividend yield                       .0%             .0%
         Risk-free Interest Rate            4.25%
                                                            4.25%
         Expected volatility               41.34%         53.587%
         Expected Life 5 years

         The Company applies APB opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

         Net Income                            1999                  1998
         ----------                            ----                  ----
                As reported                $   1,320,702        $   1,535,852
                                           =============        =============
                Pro forma                        819,675        $     989,925
                                           =============        =============

         Basic earnings per share
               As reported                 $         .75        $         .85
                                           =============        =============
                Pro forma                  $         .47        $         .55
                                           =============        =============
         Diluted earnings per share
                As reported                $         .73        $         .85
                                           =============        =============
                Pro forma                  $         .47        $         .53
                                           =============        =============

         The diluted earnings per share are based on the Treasury stock method that creates a 9,300 shares dilution.

(11)     RELATED PARTIES

         The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which the directors are principal stockholders. These transactions are as follows:

         Loans

         Related parties were indebted to the Company for loans totaling $4,489,482 as of December 31, 1998. During 1999, additional advances of $210,773 were made and $2,877,300 was retired for a balance of $1,822,955 as of December 31, 1999.

         Rent

         One operating location of the Bank is leased from a related party. Rent paid to that party totaled $319,139, $309,544, and $302,521 for the years ended December 31, 1999, 1998 and 1997, respectively, at terms which are considered by management to be no less favorable than an arm's length agreement.

         Loan participation's sold

         Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 1999 and 1998, these loans totaled $588,601 and $313,305, respectively.

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

(12)     CONTINGENT LIABILITIES AND COMMITMENTS

         The Bank's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities at December 31, 1999 are as follows:

                    Commitments to extend credit       $   6,685,143
                    Standby letters of credit              1,609,325
                    Commercial lines of credit             5,062,562
                    Consumer lines of credit               2,097,726
                                                       -------------
                                                       $  15,454,756
                                                       =============

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

         The Company is party to litigation and claims arising during the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

         The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. As of the date of these financial statements, all regulatory and zoning approvals have been obtained. The Bank has begun engineering and pre-construction phases of the building. The Bank purchased a parcel of property on January 2, 1998 in North Brunswick, New Jersey, for the purpose of relocating its current North Brunswick branch office. The purchase price of the property was $293,000. The Bank intends to construct a permanent office building on the site. As of the date of these financial statements the Bank has obtained regulatory approvals for the branch office relocation and the building is under construction.

         Year 2000 Issues

         The Company has assessed the potential impact of the year 2000 on its computer operations and on related costs. Management formulated and implemented a plan, the cost of which was not material to the consolidated financial statements. Since December 31, 1999 the Company's computer system has experienced no Y2K problems.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

(13)     CONCENTRATIONS OF CREDIT RISK

         All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $10,634,153 and $16,306,888 as of December 31, 1999 and 1998,
         respectively, approximately $1,159,920 and $1,160,000, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $4,036,507 and $3,763,749, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%. The Bank maintains cash balances at several correspondent banks. The cash balances are in excess of the limit covered by the Federal Deposit Insurance Corporation.



(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                             December 31, 1999                    December 31, 1998
                                                          -------------------------            -----------------------
                                                          Carrying           Fair              Carrying         Fair
                                        (In thousands)      Value            Value               Value          Value
                                                          --------          --------           --------        -------
           Financial assets
             Cash and due from banks                       $ 5,905          $ 5,905             $ 6,448        $ 6,448
             Federal funds sold                             34,600           34,600              34,000         34,000
             Securities held to maturity                    22,663           22,650              23,066         23,532
             Loans, net                                     43,103           43,569              43,167         44,730
             Accrued interest receivable                       321              321                 378            378

           Financial liabilities
             Deposit liabilities                            85,299           85,238              86,955         86,969
             Borrowed funds                                    631              631                 512            512
             Accrued interest payable                          221              221                 211            211


           Off-balance-sheet liability instruments
             Loan commitments                                  N/A           13,845                 N/A         10,849
             Standby letters of credit                         N/A            1,609                 N/A            270
             Commercial letters of credit                      N/A                -                 N/A            103

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

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

         The Company's actual capital amounts and ratios compared to regulatory minimum ratios and amounts are presented as follows (in thousands):

                                                             For Capital
                                                              Adequacy            Well
                                           Actual             Purposes         Capitalized
                                          ----------         ----------        ----------
         December 31, 1999
           Total Capital                  $   22,658         $    5,460        $    6,825
             % of risk-weighted assets         33.20%              8.00%            10.00%
           Tier I Capital                     22,363              2,791             4,187
             % of risk-weighted assets         32.05%              4.00%             6.00%
           Tier I Capital                     22,363              4,255             5,319
             % of average assets               21.02%              4.00%             5.00%

         December 31, 1998
           Total Capital                  $   21,342         $    5,373        $    6,716
             % of risk-weighted assets         31.78%              8.00%            10.00%
           Tier I Capital                     20,945              2,686             4,030
             % of risk-weighted assets         31.19%              4.00%             6.00%
           Tier I Capital                     20,945              4,145             5,182
             % of average assets               20.21%              4.00%             5.00%

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997



(16)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                                          1999
                                                   -----------------------------------------------------
                                                    March          June         September       December
                                                   -------        -------        -------         -------
         Interest income                           $ 1,812        $ 1,855        $ 1,841         $ 1,761
         Interest expense                              485            451            460             461
                                                   -------        -------        -------         -------
           Net interest income                       1,327          1,404          1,381           1,300
         Provision for credit losses                    25             50             75             (89)
                                                   -------        -------        -------         -------
           Net interest income after
             provision for credit losses             1,302          1,354          1,306           1,389
         Non interest income                           231            273            231             274
         Non interest expenses                       1,044          1,157          1,096             968
                                                   -------        -------        -------         -------
         Income before income taxes                    489            470            441             695
         Income tax expense                            198            192            215             169
                                                   -------        -------        -------         -------
         Net income                                $   291        $   278        $   226         $   526
                                                   =======        =======        =======         =======
         Net income per share                      $  0.16        $  0.16        $  0.13         $  0.30
                                                   =======        =======        =======         =======

                                                                   1998
                                            -----------------------------------------------------
                                             March          June         September        December
                                            -------        -------        -------         -------
         Interest income                    $ 1,951        $ 1,971        $ 2,058         $ 1,965
         Interest expense                       475            511            512             612
                                            -------        -------        -------         -------
           Net interest income                1,476          1,460          1,546           1,353
         Provision for credit losses             75             75             75            (125)
                                            -------        -------        -------         -------
           Net interest income after
             provision for credit losses      1,401          1,385          1,471           1,478
         Non interest income                    205            221            200             251
         Non interest expenses                1,042          1,043          1,035             969
                                            -------        -------        -------         -------
           Income before income taxes           564            563            636             760
         Income tax expense                     212            246            288             241
                                            =======        =======        =======         =======
         Net income                         $   352        $   317        $   348         $   519
                                            =======        =======        =======         =======
         Net income per share               $  0.19        $  0.18        $  0.19         $  0.29
                                            =======        =======        =======         =======

         During the fourth quarter of 1999 and 1998, the Company completed a comprehensive review of its loan loss reserve. As a result of that review there were some reversals of allowance for loan losses in the fourth quarter.

                      BRUNSWICK BANKCORP AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(17) CONDENSED FINANCIAL INFORMATION OF BRUNSWICK BANCORP (PARENT ONLY) BALANCE SHEET

                                                                  1999                 1998
                                                              ------------         ------------
         Assets
          Due from banks - demand deposits with
               the Bank                                       $  4,858,005         $  4,389,825
          Investments - certificate of deposit
               with the Bank                                        75,017               71,866
          Loans receivable                                              --              500,000
          Investment in the Bank                                17,696,132           16,363,842
          Accrued interest receivable and other assets              28,542               27,387
                                                              ------------         ------------
                                                              $ 22,657,696         $ 21,352,920
                                                              ============         ============
          Liabilities and Stockholders' Equity
          Accrued expenses and other liabilities              $       --           $     11,370
          Common stock                                           1,804,532            1,443,840
          Additional paid-in capital                             3,924,112            4,284,804
          Retained earnings                                     17,020,826           15,704,680
          Treasury stock at cost                                   (91,774)             (91,774)
                                                              ------------         ------------
                                                                22,657,696           21,341,550
                                                              ------------         ------------
                                                              $ 22,657,696         $ 21,352,920
                                                              ============         ============

          STATEMENTS OF INCOME

                                                            Year Ended December 31,
                                               ---------------------------------------------------
                                                   1999               1998                 1997
                                               -----------         -----------         -----------
         Interest income                       $     9,213         $   355,678         $   111,640
         Dividends from the Bank                        --             150,000             450,000
         Other expenses                            (20,800)            (13,051)            (63,915)
         Loss on foreclosed real estate               --                  --              (398,681)
                                               -----------         -----------         -----------
         Income before income
            before income taxes and
            equity in undistributed net
            income of the Bank                     (11,587)            492,627              99,044
         Income tax expense                           --               136,400            (108,041)
                                               -----------         -----------         -----------
         Income before equity in
          undistributed net income
          of the bank                              (11,587)            356,227             207,085
         Equity in undistributed net
            income of the Bank                   1,332,289           1,179,625           1,037,457
                                               -----------         -----------         -----------
         Net income                            $ 1,320,702         $ 1,535,852         $ 1,244,542
                                               ===========         ===========         ===========
         Net income per share of
            common stock                       $      0.75         $      0.85         $      0.69
                                               ===========         ===========         ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31,1999, 1998 AND 1997

         STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31, 1999
                                                          ---------------------------------------------------
                                                              1999               1998                1997
                                                          -----------         -----------         -----------
         Cash flows from operating activities:
           Net income                                     $ 1,320,702         $ 1,535,852         $ 1,244,542
         Adjustments to reconcile net income to
           net cash provided by operating activities
            Depreciation                                                                               57,000
            Loss on foreclosed real estate                                                            398,681
            (Increase) decrease in other assets                (1,155)             60,694             (82,537)
            Increase (decrease) in other
              liabilities                                     (11,370)            (18,990)            (75,040)
            Equity in undistributed net income
              of the Bank                                  (1,332,290)         (1,179,625)         (1,037,457)
                                                          -----------         -----------         -----------

         Cash provided by operating activities:               (24,113)            397,931             505,189

         Cash flows from investing activities:
            Net (increase) decrease in loans                  500,000           2,900,000          (3,000,000)
            Net (increase) decrease in  certificates
              of deposit                                       (3,151)            921,332            (808,206)
            Proceeds from sale of foreclosed
              real estate                                        --                  --             2,952,960
                                                          -----------         -----------         -----------
            Cash provided by (used in) investing
              activities                                      496,849           3,821,332            (855,246)

         Cash flows from financing activities:
           Cash in lieu of fractional shares                   (4,556)                 --                  --
                                                          -----------         -----------         -----------
           Purchase of treasury stock                              --             (19,877)            (71,897)
                                                          -----------         -----------         -----------
         Cash used in financing activities:                    (4,556)            (19,877)            (71,897)
                                                          -----------         -----------         -----------

           Increase (decrease) in cash                        468,180           4,199,386            (421,954)
           Cash and cash equivalents, beginning
             of year                                        4,389,825             190,439             612,393
                                                          -----------         -----------         -----------
           Cash and cash equivalents, end of year         $ 4,858,005         $ 4,389,825         $   190,439
                                                          ===========         ===========         ===========

         Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net asses of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 1999.