Form 10-Q
period 2000-03-31
BRUNSWICK BANCORP
filed 2000-05-11
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    -----------------------------------------

Quarter ended March 31, 2000                      Commission file number 0-14403

                                BRUNSWICK BANCORP
             (Exact Name of Registrant as Specified in its Charter)

                   -------------------------------------------

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

COMMON STOCK, PAR VALUE $2.00                           1,804,532 SHARES
    (Class of Stock)                               (Outstanding March 31, 2000)

                  ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                 YES __X__                            NO ______

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                                               PAGE
                                                                                               ----

PART I- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

             Consolidated Balance Sheets
             March 31, 2000 and December 31, 1999                                               1

             Consolidated Statements of Income
             Three Months Ended March 31, 2000, 1999 and 1998                                   2

             Consolidated Statements of Stockholders' Equity
             Three Months Ended March 31,  2000, 1999 and 1998                                  3

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000, 1999 and 1998                                   4

             Notes to Consolidated Financial Statements                                         5-6

Item 2.    Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                                               7-8

PART II- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                     9

                  Signatures                                                                    10

            BRUNSWICK BANCORP AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                 UNAUDITED

                                                  MARCH 31          DECEMBER 31
                                                   2000                1999
                                                   ----                ----
   ASSETS
Cash and due from banks                       $   6,873,812       $   5,905,416
Federal funds sold                               30,400,000          34,600,000
                                              -------------       -------------
  Total cash and cash equivalents                37,273,812          40,505,416
Securities held to maturity                      22,662,508          22,663,091
Loans receivable, net                            43,749,367          43,102,803
Premises and equipment                            2,076,134           1,870,994
Other assets                                      1,206,855             730,574
                                              -------------       -------------
      TOTAL ASSETS                            $ 106,968,676       $ 108,872,878
                                              =============       =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                      $  26,535,120       $  25,353,409
    Interest bearing                             56,520,155          59,945,120
                                              -------------       -------------
      Total deposits                             83,055,275          85,298,529
Borrowed funds                                      257,132             631,258
Accrued expenses and other liabilities              694,663             285,395
                                              -------------       -------------
      Total liabilities                          84,007,070          86,215,182
                                              -------------       -------------
Stockholders' equity:
 Common stock, par value $2.00:
   Authorized 3,000,000 shares:

   issued 1,804,532 shares, March 31, 2000
   and 902,266 shares, December 31, 1999;         3,609,064           1,804,532
Additional paid-in capital                        2,119,580           3,924,112
Retained earnings                                17,324,736          17,020,826
Treasury stock at cost, 9,300 shares                (91,774)            (91,774)
                                              -------------       -------------
      Total Stockholders' equity                 22,961,606          22,657,696
                                              -------------       -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       $ 106,968,676       $ 108,872,878
                                              =============       =============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 2000, 1999 AND 1998
                                    UNAUDITED

                                                           2000             1999              1998
                                                           ----             ----              ----
INTEREST INCOME:
  Interest and fees on loans                           $1,124,429       $1,034,537        $1,392,051
  Interest on securities held to maturity                 320,754          373,520           194,558
  Interest on Federal funds sold                          475,619          404,275           364,458
                                                       ----------       ----------        ----------
    Total interest income                               1,920,802        1,812,332         1,951,067
                                                       ----------       ----------        ----------
INTEREST EXPENSE:
  Interest on deposits                                    482,340          483,429           471,391
  Interest on borrowed funds                                4,147            1,839             3,802
                                                       ----------       ----------        ----------
    Total interest expense                                486,487          485,268           475,193
                                                       ----------       ----------        ----------
Net interest income                                     1,434,315        1,327,064         1,475,874
Provision for credit losses                                35,000           25,000            75,000
                                                       ----------       ----------        ----------
Net interest income after provision
 for credit losses                                      1,399,315        1,302,064         1,400,874
                                                       ----------       ----------        ----------
NON-INTEREST INCOME:
  Service fees                                            230,672          221,624           200,949
  Other non-interest income                                 4,080            9,575             4,080
                                                       ----------       ----------        ----------
    Total non-interest income                             234,752          231,199           205,029
                                                       ----------       ----------        ----------
NON-INTEREST EXPENSES:
  Salaries and wages                                      467,965          428,723           414,355
  Employee benefits                                       148,099          116,209           125,561
  Occupancy                                               156,428          148,492           146,544
  Furniture and equipment                                  48,299           58,996            40,445
  Other non-interest expenses                             306,516          292,085           314,654
                                                       ----------       ----------        ----------
    Total non-interest expenses                         1,127,307        1,044,505         1,041,559
                                                       ----------       ----------        ----------
Income before income taxes                                506,760          488,758           564,344
Income tax expense                                        202,850          198,200           211,900
                                                       ----------       ----------        ----------
NET INCOME                                             $  303,910       $  290,558        $  352,444
                                                       ==========       ==========        ==========
NET INCOME PER SHARE                                   $     0.17       $     0.16        $     0.20
                                                       ==========       ==========        ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 2000, 1999 AND 1998
                                    UNAUDITED

                                                COMMON                              RETAINED         TREASURY
                                                 STOCK            SURPLUS           EARNINGS          STOCK              TOTAL
                                                 -----            -------           --------          -----              -----
Balance,  December 31,1997                      $1,443,840       $4,284,804       $14,168,828       $(71,897)        $19,825,575

Net income                                               -                -           352,444              -         $   352,444

Purchase of treasury stock                               -                -                 -         (1,817)        $    (1,817)
                                                ----------       ----------       -----------       --------         -----------
Balance,   March 31, 1998                       $1,443,840       $4,284,804       $14,521,272       $(73,714)        $20,176,202
                                                ==========       ==========       ===========       ========         ===========
Balance,   December 31, 1998                    $1,443,840       $4,284,804       $15,704,680       $(91,774)        $21,341,550
Net income                                               -                -           290,558              -             290,558
Stock Split                                        360,692         (360,692)           (4,556)             -              (4,556)
                                                ----------       ----------       -----------       --------         -----------
Balance, March 31, 1999                         $1,804,532       $3,924,112       $15,990,682       $(91,774)        $21,627,552
                                                ==========       ==========       ===========       ========         ===========
Balance, December 31, 1999                      $1,804,532       $3,924,112       $17,020,826       $(91,774)        $22,657,696
Net income                                               -                -           303,910              -         $   303,910
Stock split                                      1,804,532       (1,804,532)                -              -         $         -
                                                ----------       ----------       -----------       --------         -----------
Balance, March 31, 2000                         $3,609,064       $2,119,580       $17,324,736       $(91,774)        $22,961,606
                                                ==========       ==========       ===========       ========         ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2000, 1999 AND 1998
                                    UNAUDITED

                                                                      2000               1999               1998
                                                                      ----               ----               ----
OPERATING ACTIVITIES:
Net income                                                           $303,910           $290,558           $352,444
Adjustments to reconcile net income to
 cash provided by operating activities:
   Provision for credit losses                                         35,000             25,000             75,000
   Depreciation and amortization                                       38,408             35,466             34,921
   Net accretion of securities discounts
     and premiums                                                     (18,479)           (63,214)           (81,758)
   (Increase) decrease in other assets                               (476,281)          (344,633)           (21,140)
   Increase (decrease) in accrued expenses
     and other liabilities                                            409,268            347,912            292,232
                                                                  -----------        -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             291,826            291,089            651,699
                                                                  -----------        -----------        -----------
INVESTING ACTIVITIES:
  Maturities of investment securities                                       -                  -          6,009,840
  Principal repayments on investment securities                        19,062             63,833             64,303
  Purchase of investment securities                                         -                  -         (2,925,470)
  Net (increase) decrease in loans receivable                        (681,564)         1,181,878          2,246,446
  Acquisitions of premises and equipment                             (243,548)                 -           (347,050)
                                                                  -----------        -----------        -----------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                                          (906,050)         1,245,711          5,048,069
                                                                  -----------        -----------        -----------
FINANCING ACTIVITIES:
  Cash paid in lieu of fractional shares                                    -             (4,556)                 -
  Net increase (decrease) in non-interest
    bearing deposits                                                1,181,711          2,796,553          2,742,541
  Net increase (decrease) in interest
    bearing deposits                                               (3,424,965)         3,177,191         (1,447,419)
  Net increase ( decrease) in savings deposits                                        (2,338,307)          (406,277)
  Net increase (decrease) in borrowed funds                          (374,126)        (3,795,083)          (196,749)
  Purchase of treasury stock                                                                   -             (1,817)
                                                                  -----------        -----------        -----------
NET CASH USED BY FINANCING ACTIVITIES                              (2,617,380)         2,174,105          1,096,556
                                                                  -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents                   (3,231,604)         3,710,905          6,796,324
Cash and cash equivalents at January 1                             40,505,416         40,448,304         31,533,343
                                                                  -----------        -----------        -----------
Cash and cash equivalents at March 31                             $37,273,812        $44,159,209        $38,329,667
                                                                  ===========        ===========        ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2000
                                    UNAUDITED

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

NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                        MARCH 31,2000
                                        -------------
                                     BOOK              MARKET
                                     VALUE             VALUE
                                     -----             -----
U.S. Government and agencies      $21,012,508      $21,025,374
Other securities                    1,650,000        1,650,000
                                  -----------      -----------
                                  $22,662,508      $22,675,374
                                  ===========      ===========


                                       DECEMBER 31, 1999
                                       -----------------
                                     BOOK              MARKET
                                     VALUE             VALUE
                                     -----             -----
U.S. Government and agencies      $21,013,091      $21,000,531
Other securities                    1,650,000        1,650,000
                                  -----------      -----------
                                  $22,663,091      $22,650,531
                                  ===========      ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED

NOTE 3
NET LOANS

The composition of net loans is as follows:

                                   MARCH 31       DECEMBER 31
                                     2000            1999
                                 -----------      -----------
Commercial loans                 $14,294,206      $10,634,153
Real estate loans                 29,294,322       32,117,006
Consumer Loans                     1,189,461        1,258,879
                                 -----------      -----------
                                  44,777,989       44,010,038
Less:
Allowance for credit losses          892,041          800,000
Unearned income                      136,581          107,235
                                 -----------      -----------
                                 $43,749,367      $43,102,803
                                 ===========      ===========

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                      MARCH 31,      DECEMBER 31,
                                        2000             1999
                                        ----             ----
Land                                 $  828,372      $  828,372
Buildings                             1,186,572         983,001
Leasehold improvements                   70,137          70,137
Equipment                             1,167,098       1,127,121
                                     ----------      ----------
                                      3,252,179       3,008,631
Less:
   Accumulated depreciation and
    amortization                      1,176,045       1,137,637
                                     ----------      ----------
                                     $2,076,134      $1,870,994
                                     ==========      ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

There were no significant changes in the Corporation's Balance Sheet since December 31, 1999.

Total assets decreased by approximately $1,900,000 mostly due to a decrease in deposits of approximately $2,200,000 and a resulting decrease in Federal funds sold. It should also be mentioned that there was a modest increase in net loans receivable of $647,000.

Also noteworthy is an increase of approximately $92,000 in the allowance for credit losses that resulted mainly from $35,000 in credit loss provisions and net recoveries totaling $57,000. At March 31, 2000 the allowance for credit losses totaled $892,041 that represented 2% of total loans and 48% of loans past due 90 days or more and non-accrual loans.

The results of operation for the first quarter of 2000, compared to the same period of 1999, show a slight increase in income before taxes of $18,000. The two main components of this increase are a $107,000 increase in net interest income offset by a decrease in non-interest expenses of $83,000. The increase in non-interest expenses was the result of increases in salaries, wages and employee benefits that totaled $71,000. The decrease in net interest income is analyzed in detail on page 8.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At March 31, 2000 our total risk-based capital ration was 33.3% that is over four times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)


                                                          Increase (Decrease) Due to Changes in
                                                          -------------------------------------
                                                     Volume               Rates               Total
                                                     ------               -----               -----
Three Months Ended March 31, 2000
---------------------------------
                    Versus
                    ------
Three Months Ended March 31,1999
--------------------------------
Interest Income on:
  Loans                                                $15                 $74                 $89
  Investment securities                                 (6)                (47)                (53)
  Federal funds sold                                   (10)                 82                  72
                                                   ------------        ------------        ------------
    Total interest income                               (1)                109                 108

Interest expense on:
  Deposits                                             (25)                 24                  (1)
  Borrowed funds                                         1                   1                   2
                                                   ------------        ------------        ------------
Total interest expense                                 (24)                 25                   1
                                                   ------------        ------------        ------------
Net interest income                                    $23                 $84                $107
                                                   ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II- OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three-month period ended March 31, 2000.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                            BRUNSWICK BANCORP AND SUBSIDIARIES

April 20, 2000                              /s/ Carmine J. Gumina
---------------                             --------------------------
Date                                        Carmine J. Gumina
                                            President


April 20, 2000                              /s/ Thomas A. Fornale
-----------                                 --------------------------
Date                                        Thomas A. Fornale
                                            Treasurer