Form 10-Q
period 2000-06-30
BRUNSWICK BANCORP
filed 2000-07-27
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    -----------------------------------------

Quarter ended June 30, 2000                       Commission file number 0-14403

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

COMMON STOCK, NO PAR VALUE                               1,864,532 SHARES
--------------------------                               ----------------
     (Class of Stock)                             (Outstanding at June 30, 2000)

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I- FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                    Consolidated Balance Sheets
                    June 30, 2000 and December 31, 1999                       1

                    Consolidated Statements of Income
                    Six Months Ended June 30, 2000, 1999 and 1998             2

                    Consolidated Statements of Income
                    Quarters Ended June 30, 2000, 1999 and 1998               3

                    Consolidated Statements of Stockholders' Equity
                    Six Months Ended June 30, 2000, 1999 and 1998             4

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2000, 1999 and 1998             5

                    Notes to Consolidated Financial Statements              6-7

Item 2.           Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations                    8-9

PART II- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           10

                  Signatures                                                 11

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                   JUNE 30             DECEMBER 31
                                                     2000                 1999
                                                 -------------        -------------
                  ASSETS
Cash and due from banks                          $   8,179,154        $   5,905,416
Federal funds sold                                  22,300,000           34,600,000
                                                 -------------        -------------
  Total cash and cash equivalents                   30,479,154           40,505,416
Securities held to maturity                         24,986,431           22,663,091
Loans receivable, net                               47,874,821           43,102,803
Premises and equipment                               2,082,522            1,870,994
Other assets                                         1,338,895              730,574
                                                 -------------        -------------
     TOTAL ASSETS                                $ 106,761,823        $ 108,872,878
                                                 =============        =============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                         $  27,450,254        $  25,353,409
    Interest bearing                                54,804,696           59,945,120
                                                 -------------        -------------
    Total deposits                                  82,254,950           85,298,529
Borrowed funds                                         621,922              631,258
Accrued expenses and other liabilities                 518,523              285,395
                                                 -------------        -------------
    Total liabilities                               83,395,395           86,215,182
                                                 -------------        -------------
Stockholders' equity:
  Common stock, no par value
    Authorized 3,000,000 shares:
    issued 1,864,532 shares, June 30, 2000
    and 902,266 shares, December 31, 1999;           3,729,064            1,804,532
  Additional paid-in capital                         1,999,580            3,924,112
  Retained earnings                                 17,729,558           17,020,826
  Treasury stock at cost, 9,300                        (91,774)             (91,774)
                                                 -------------        -------------
    Total Stockholders' equity                      23,366,428           22,657,696
                                                 -------------        -------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $ 106,761,823        $ 108,872,878
                                                 =============        =============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  SIX MONTHS ENDED JUNE 30, 2000, 1999 AND 1998
                                    UNAUDITED

INTEREST INCOME                                    2000             1999             1998
                                                   ----             ----             ----
  Interest and fees on loans                    $2,390,874       $2,119,781       $2,722,512
  Interest on securities held to maturity          642,988          727,077          372,434
  Interest on Federal funds sold                   978,859          820,194          827,239
                                                ----------       ----------       ----------
    Total interest income                        4,012,721        3,667,052        3,922,185
                                                ----------       ----------       ----------
INTEREST EXPENSE:
  Interest on deposits                             977,521          932,149          979,800
  Interest on borrowed funds                         9,165            4,104            6,534
                                                ----------       ----------       ----------
    Total interest expense                         986,686          936,253          986,334
                                                ----------       ----------       ----------
Net interest income                              3,026,035        2,730,799        2,935,851
Provision for credit losses                        150,000           75,000          150,000
                                                ----------       ----------       ----------
Net interest income after provision
  for credit losses                              2,876,035        2,655,799        2,785,851
                                                ----------       ----------       ----------

NON-INTEREST INCOME:
  Service fees                                     542,849          490,201          414,822
  Other non-interest income                         65,200           13,655           11,394
                                                ----------       ----------       ----------

    Total non-interest income                      608,049          503,856          426,216
                                                ----------       ----------       ----------

NON-INTEREST EXPENSES:
  Salaries and wages                               938,266          888,545          831,348
  Employee benefits                                283,117          241,726          249,344
  Occupancy                                        314,413          314,635          288,013
  Furniture and equipment                          103,974          106,941          110,387
  Other non-interest expenses                      665,614          648,925          605,629
                                                ----------       ----------       ----------
    Total non-interest expenses                  2,305,384        2,200,772        2,084,721
                                                ----------       ----------       ----------

Income before income taxes                       1,178,700          958,883        1,127,346
Income tax expense                                 469,968          390,335          457,584
                                                ----------       ----------       ----------

NET INCOME                                      $  708,732       $  568,548       $  669,762
                                                ==========       ==========       ==========

NET INCOME PER SHARE                            $     0.38       $     0.30       $     0.36
                                                ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  QUARTERS ENDED JUNE 30, 2000, 1999 AND 1998
                                   UNAUDITED

INTEREST INCOME                                  2000             1999             1998
                                                 ----             ----             ----
  Interest and fees on loans                    $1,266,445       $1,085,244       $1,330,461
  Interest on securities held to maturity          322,234          353,557          177,876
  Interest on Federal funds sold                   503,240          415,919          462,781
                                                ----------       ----------       ----------
    Total interest income                        2,091,919        1,854,720        1,971,118
                                                ----------       ----------       ----------
INTEREST EXPENSE:
  Interest on deposits                             495,181          448,720          508,409
  Interest on borrowed funds                         5,018            2,265            2,732
                                                ----------       ----------       ----------
    Total interest expense                         500,199          450,985          511,141
                                                ----------       ----------       ----------
Net interest income                              1,591,720        1,403,735        1,459,977
Provision for credit losses                        115,000           50,000           75,000
                                                ----------       ----------       ----------
Net interest income after provision
  for credit losses                              1,476,720        1,353,735        1,384,977
                                                ----------       ----------       ----------

NON-INTEREST INCOME:
  Service fees                                     312,177          268,577          213,873
  Other non-interest income                         61,120            4,080            7,314
                                                ----------       ----------       ----------

    Total non-interest income                      373,297          272,657          221,187
                                                ----------       ----------       ----------

NON-INTEREST EXPENSES:
  Salaries and wages                               470,301          459,822          416,993
  Employee benefits                                135,018          125,517          123,783
  Occupancy                                        157,985          166,143          141,469
  Furniture and equipment                           55,675           47,945           69,942
  Other non-interest expenses                      359,098          356,840          290,975
                                                ----------       ----------       ----------
    Total non-interest expenses                  1,178,077        1,156,267        1,043,162
                                                ----------       ----------       ----------

Income before income taxes                         671,940          470,125          563,002
Income tax expense                                 267,118          192,135          245,684
                                                ----------       ----------       ----------

NET INCOME                                      $  404,822       $  277,990       $  317,318
                                                ==========       ==========       ==========

NET INCOME PER SHARE                            $     0.21       $     0.15       $     0.17
                                                ==========       ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 2000, 1999 AND 1998
                                    UNAUDITED

                                       COMMON                               RETAINED            TREASURY
                                       STOCK            SURPLUS             EARNINGS             STOCK                TOTAL
Balance, December 31,1997          $  1,443,840       $  4,284,804        $ 14,168,828        $    (71,897)       $ 19,825,575

  Net income                                 --                 --             669,762                  --        $    669,762

  Purchase of treasury stock                 --                 --                  --             (15,497)       $    (15,497)
                                   ------------       ------------        ------------        ------------        ------------

Balance, June 30, 1998             $  1,443,840       $  4,284,804        $ 14,838,590        $    (87,394)       $ 20,479,840
                                   ============       ============        ============        ============        ============

Balance, December 31, 1998         $  1,443,840       $  4,284,804        $ 15,704,680        $    (91,774)       $ 21,341,550

  Net income                                 --                 --             568,548                  --             568,548

  Stock Split                           360,692           (360,692)             (4,556)                 --              (4,556)
                                   ------------       ------------        ------------        ------------        ------------

Balance, June 30, 1999             $  1,804,532       $  3,924,112        $ 16,268,672        $    (91,774)       $ 21,905,542
                                   ============       ============        ============        ============        ============

Balance, December 31, 1999         $  1,804,532       $  3,924,112        $ 17,020,826        $    (91,774)       $ 22,657,696

  Net income                                 --                 --             708,732                  --        $    708,732

  Stock split                         1,804,532         (1,804,532)                 --                  --                  --

  Restricted stock awards               120,000           (120,000)                 --                  --        $         --
                                   ------------       ------------        ------------        ------------        ------------
Balance, June 30, 2000             $  3,729,064       $  1,999,580        $ 17,729,558        $    (91,774)       $ 23,366,428
                                   ============       ============        ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2000, 1999 AND 1998
                                    UNAUDITED

OPERATING ACTIVITIES:                                      2000                1999                1998
                                                           ----                ----                ----
Net income                                             $    708,732        $    568,548        $    669,762
  Adjustments to reconcile net income to
    cash provided by operating activities:
  Provision for credit losses                               150,000              75,000             150,000
  Depreciation and amortization                              77,676              70,911              68,894
  Net accretion of securities discounts
    and premiums                                            (32,196)           (104,566)           (172,497)
  (Increase) decrease in other assets                      (608,321)           (108,547)             (1,986)
  Increase (decrease) in accrued expenses
    and other liabilities                                   233,128             213,425              75,373
                                                       ------------        ------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   529,019             714,771             789,546
                                                       ------------        ------------        ------------
INVESTING ACTIVITIES:
  Maturities of investment securities                     4,000,000                  --          10,009,840
  Principal repayments on investment securities              33,356             105,792             151,420
  Purchase of investment securities                      (6,324,500)                 --          (7,079,870)
  Net (increase) decrease in loans receivable            (4,922,018)          2,023,934           2,597,531
  Acquisitions of premises and equipment                   (289,204)            (64,212)           (343,894)
                                                       ------------        ------------        ------------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                             (7,502,366)          2,065,514           5,335,027
                                                       ------------        ------------        ------------

FINANCING ACTIVITIES:
  Cash paid in lieu of fractional shares                         --              (4,556)                 --
  Net increase (decrease) in non-interest
    bearing deposits                                      2,096,845           2,471,744           4,636,039
  Net increase (decrease) in interest
    bearing deposits                                     (5,140,424)         (5,276,519)         (1,695,053)
  Net increase (decrease) in savings deposits                    --                  --                  --
  Net increase (decrease) in borrowed funds                  (9,336)            (88,012)             15,102
  Purchase of treasury stock                                                         --             (15,497)
                                                       ------------        ------------        ------------
NET CASH USED BY FINANCING ACTIVITIES                    (3,052,915)         (2,897,343)          2,940,591
                                                       ------------        ------------        ------------

Increase (decrease) in cash and cash equivalents        (10,026,262)           (117,058)          9,065,164
Cash and cash equivalents at January 1                   40,505,416          40,448,304          31,533,343
                                                       ------------        ------------        ------------

Cash and cash equivalents at June 30                   $ 30,479,154        $ 40,331,246        $ 40,598,507
                                                       ============        ============        ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                    UNAUDITED

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

NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                                            June 30, 2000
                                                               ------------------------------------------
                                                                     BOOK                    MARKET
                                                                     VALUE                    VALUE
                                                               -----------------       ------------------
U.S. Government and agencies                                        $22,936,431              $22,983,065
Other securities                                                      2,050,000                2,050,000
                                                               -----------------       ------------------
                                                                    $24,986,431              $25,033,065
                                                               =================       ==================



                                                                           DECEMBER 31, 1999
                                                               ------------------------------------------
                                                                     BOOK                     MARKET
                                                                     VALUE                    VALUE
                                                               -----------------       ------------------
U.S. Government and agencies                                        $21,013,091              $21,000,531
Other securities                                                      1,650,000                1,650,000
                                                               -----------------       ------------------
                                                                    $22,663,091              $22,650,531
                                                               =================       ==================

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                    UNAUDITED

NOTE 3
NET LOANS

The composition of net loans is as follows:

                                    JUNE 30         DECEMBER 31
                                     2000              1999
                                  -----------       -----------
Commercial loans                  $15,116,881       $10,634,153
Real estate loans                  32,687,977        32,117,006
Consumer Loans                      1,156,762         1,258,879
                                  -----------       -----------
                                   48,961,620        44,010,038

Less:
  Allowance for credit losses         950,000           800,000
  Unearned income                     136,799           107,235
                                  -----------       -----------
                                  $47,874,821       $43,102,803
                                  ===========       ===========

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                       JUNE 30         DECEMBER 31,
                                        2000              1999
                                      ----------       ----------
Land                                  $  828,372       $  828,372
Buildings                              1,242,271          983,001
Leasehold improvements                    70,137           70,137
Equipment                              1,147,015        1,127,121
                                      ----------       ----------
                                       3,287,795        3,008,631

Less:
    Accumulated depreciation and
    amortization                       1,205,273        1,137,637
                                      ----------       ----------
                                      $2,082,522       $1,870,994
                                      ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

The most significant changes in the Corporation's Balance Sheet since December 31, 1999 are increases in loans and investment securities of $4,800,000 and $2,300,000 respectively offset by a decrease in cash and cash equivalents of $10,000,000.

Total assets decreased by approximately $2,100,000 mostly because of a decrease in deposits of approximately $3,000,000.

Also noteworthy is an increase of $150,000 in the allowance for credit losses, which resulted from $150,000 in credit loss provisions. At June 30, 2000 the allowance for credit losses totaled $950,000, which represented 1.9% of total loans and 33% of past due and non-accrual loans.

The results of operation for the first half of 2000, compared to the same period of 1999, show an increase in income before taxes of approximately $220,000. The main component of this increase is a $295,000 increase in net interest income. This increase is analyzed in detail on page 9.

In addition, service fees and other non-interest income increased by $53,000 and $52,000, respectively. The increase in service fees was the result of a $61,000 increase in charge card merchant income and the increase in other non-interest income resulted from a $57,000 gain on the sale of real estate acquired through foreclosure.

On the negative side, non-interest expenses increased by $105,000, which was mainly due to a $91,000 increase in salaries, wages and employee benefits.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At June 30, 2000 our total risk-based capital ration was 31.7%, which is almost four times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                  Increase (Decrease) Due to Changes in
                                   Volume       Rates        Total
Six Months Ended June 30, 2000
    Versus
Six Months Ended June 30,1999
Interest Income on:
Loans                             $    119     $    152     $    271
Investment securities                   (6)         (78)         (84)
Federal funds sold                     (52)         211          159
                                  --------     --------     --------

Total interest income                   61          285          346
                                  --------     --------     --------


Interest expense on:
Deposits                               (26)          72           46
Borrowed funds                           3            2            5
                                  --------     --------     --------

Total interest expense                 (23)          74           51
                                  --------     --------     --------

Net interest income               $     84     $    211     $    295
                                  ========     ========     ========


Quarter Ended June 30, 2000
    Versus
Quarter Ended June 30,1999
Interest Income on:
Loans                             $    106     $     76     $    182
Investment securities                   --          (32)         (32)
Federal funds sold                     (41)         128           87
                                  --------     --------     --------

Total interest income                   65          172          237
                                  --------     --------     --------


Interest expense on:
Deposits                                 1           45           46
Borrowed funds                           2            1            3
                                  --------     --------     --------

Total interest expense                   3           46           49
                                  --------     --------     --------

Net interest income               $     62     $    126     $    188
                                  ========     ========     ========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II- OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the six-month period ended June 30, 2000.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        BRUNSWICK BANCORP AND SUBSIDIARIES



                                        /s/ Roman T. Gumina
-----------                             --------------------------
Date                                    Roman T. Gumina
                                        President


                                        /s/ Thomas A. Fornale
-----------                             --------------------------
Date                                    Thomas A. Fornale
                                        Treasurer