Form 10-Q
period 2000-09-30
BRUNSWICK BANCORP
filed 2000-11-01
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


Quarter ended September 30, 2000              Commission file number 0-14403

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

    (Class of Stock)                      (Outstanding at September 30, 2000)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

               YES [X]                 NO [ ]

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                    Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999                     1

                    Consolidated Statements of Income
                    Nine Months Ended September 30, 2000, 1999 and 1998          2

                    Consolidated Statements of Income
                    Quarters Ended September 30, 2000, 1999 and 1998            3

                    Consolidated Statements of Stockholders' Equity
                    Nine Months Ended September 30, 2000, 1999 and 1998          4

                    Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 2000, 1999 and 1998          5

                    Notes to Consolidated Financial Statements                  6-7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                    8-9

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                         10

        Signatures                                                               11


                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                         SEPTEMBER 30           DECEMBER 31
                                                                                             2000                  1999
                                                                                             ----                  ----
                  ASSETS
Cash and due from banks                                                               $   6,287,393          $   5,905,416
Federal funds sold                                                                       13,000,000             34,600,000
                                                                                      -------------          -------------
Total cash and cash equivalents                                                          19,287,393             40,505,416
Securities held to maturity                                                              32,890,959             22,663,091
Loans receivable, net                                                                    51,368,752             43,102,803
Premises and equipment                                                                    2,138,296              1,870,994
Other assets                                                                              1,442,468                730,574
                                                                                      -------------          -------------
TOTAL ASSETS                                                                          $ 107,127,868          $ 108,872,878
                                                                                      =============          =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing                                                                  $  27,656,047          $  25,353,409
Interest bearing                                                                         54,845,564             59,945,120
                                                                                      -------------          -------------
Total deposits                                                                           82,501,611             85,298,529
Borrowed funds                                                                              328,098                631,258
Accrued expenses and other liabilities                                                      593,647                285,395
                                                                                      -------------          -------------
Total liabilities                                                                        83,423,356             86,215,182
                                                                                      -------------          -------------
Stockholders' equity:
Common stock, no par value
Authorized 3,000,000 shares:
issued 1,864,532 shares, September 30, 2000                                               3,729,064              1,804,532
and 902,266 shares, December 31, 1999;
Additional paid-in capital                                                                1,999,580              3,924,112
Retained earnings                                                                        18,067,642             17,020,826
Treasury stock at cost, 9,300                                                               (91,774)               (91,774)
                                                                                      -------------          -------------
Total Stockholders' equity                                                               23,704,512             22,657,696
                                                                                      -------------          -------------
TOTAL LIABILITIES AND                                                                 $ 107,127,868          $ 108,872,878
   STOCKHOLDERS' EQUITY                                                               =============          =============


                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                    UNAUDITED


INTEREST INCOME                                    2000               1999               1998
                                                   ----               ----               ----
Interest and fees on loans                      $3,712,871         $3,159,541         $4,085,065
Interest on securities held to maturity          1,133,076          1,067,689            536,665
Interest on Federal funds sold                   1,317,319          1,280,281          1,358,738
                                                ----------         ----------         ----------
Total interest income                            6,163,266          5,507,511          5,980,468
                                                ----------         ----------         ----------
INTEREST EXPENSE:
Interest on deposits                             1,466,604          1,388,890          1,489,110
Interest on borrowed funds                          13,477              6,995              9,593
                                                ----------         ----------         ----------
Total interest expense                           1,480,081          1,395,885          1,498,703
                                                ----------         ----------         ----------
Net interest income                              4,683,185          4,111,626          4,481,765
Provision for credit losses                        225,000            150,000            225,000
                                                ----------         ----------         ----------
Net interest income after provision
 for credit losses                               4,458,185          3,961,626          4,256,765
                                                ----------         ----------         ----------
NON-INTEREST INCOME:
Service fees                                       788,050            717,337            611,140
Other non-interest income                           69,281             17,735             15,474
                                                ----------         ----------         ----------
Total non-interest income                          857,331            735,072            626,614
                                                ----------         ----------         ----------
NON-INTEREST EXPENSES:
Salaries and wages                               1,386,729          1,365,289          1,272,494
Employee benefits                                  421,198            363,171            359,011
Occupancy                                          475,837            461,494            433,336
Furniture and equipment                            160,329            162,039            169,086
Other non-interest expenses                        913,747            944,521            886,023
                                                ----------         ----------         ----------
Total non-interest expenses                      3,357,840          3,296,514          3,119,950
                                                ----------         ----------         ----------

Income before income taxes                       1,957,676          1,400,184          1,763,429
Income tax expense                                 910,860            604,904            746,084
                                                ----------         ----------         ----------
NET INCOME                                      $1,046,816         $  795,280         $1,017,345
                                                ==========         ==========         ==========

NET INCOME PER SHARE                            $     0.56         $     0.43         $     0.55
                                                ==========         ==========         ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                QUARTERS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                    UNAUDITED


INTEREST INCOME                                    2000               1999               1998
                                                   ----               ----               ----
Interest and fees on loans                      $1,321,997         $1,039,760         $1,362,553
Interest on securities held to maturity            490,088            340,612            164,231
Interest on Federal funds sold                     338,460            460,087            531,499
                                                ----------         ----------         ----------
Total interest income                            2,150,545          1,840,459          2,058,283
                                                ----------         ----------         ----------
INTEREST EXPENSE:
Interest on deposits                               489,083            456,741            509,310
Interest on borrowed funds                           4,312              2,891              3,059
                                                ----------         ----------         ----------
Total interest expense                             493,395            459,632            512,369
                                                ----------         ----------         ----------
Net interest income                              1,657,150          1,380,827          1,545,914
Provision for credit losses                         75,000             75,000             75,000
                                                ----------         ----------         ----------
Net interest income after provision
 for credit losses                               1,582,150          1,305,827          1,470,914
                                                ----------         ----------         ----------
NON-INTEREST INCOME:
Service fees                                       245,201            227,136            196,318
Other non-interest income                            4,081              4,080              4,080
                                                ----------         ----------         ----------
Total non-interest income                          249,282            231,216            200,398
                                                ----------         ----------         ----------
NON-INTEREST EXPENSES:
Salaries and wages                                 448,463            476,744            441,146
Employee benefits                                  138,081            121,445            109,667
Occupancy                                          161,424            146,859            145,323
Furniture and equipment                             56,355             55,098             58,699
Other non-interest expenses                        248,133            295,596            280,394
                                                ----------         ----------         ----------
Total non-interest expenses                      1,052,456          1,095,742          1,035,229
                                                ----------         ----------         ----------
Income before income taxes                         778,976            441,301            636,083
Income tax expense                                 440,892            214,569            288,500
                                                ----------         ----------         ----------

NET INCOME                                      $  338,084         $  226,732         $  347,583
                                                ==========         ==========         ==========

NET INCOME PER SHARE                            $     0.18         $     0.12         $     0.19
                                                 ==========         ==========         ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               NINE MONTHS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                    UNAUDITED


                                     COMMON                                      RETAINED              TREASURY
                                      STOCK                 SURPLUS              EARNINGS                STOCK         TOTAL
                                      -----                 -------              --------                -----         -----
Balance, December 31,1997           $  1,443,840         $  4,284,804          $ 14,168,828        $    (71,897)     $ 19,825,575

Net income                                    --                   --             1,017,345                  --      $  1,017,345

Purchase of treasury stock                    --                   --                    --             (21,257)     $    (21,257)
                                    ------------         ------------          ------------        ------------      ------------
Balance, September 30, 1998         $  1,443,840         $  4,284,804          $ 15,186,173        $    (93,154)     $ 20,821,663
                                    ============         ============          ============        ============      ============

Balance, December 31, 1998          $  1,443,840         $  4,284,804          $ 15,704,680        $    (91,774)     $ 21,341,550

Net income                                    --                   --               795,280                  --           795,280

Stock Split                              360,692             (360,692)               (4,556)                 --            (4,556)
                                    ------------         ------------          ------------        ------------      ------------
Balance, September 30, 1999         $  1,804,532         $  3,924,112          $ 16,495,404        $    (91,774)     $ 22,132,274
                                    ============         ============          ============        ============      ============

Balance, December 31, 1999          $  1,804,532         $  3,924,112          $ 17,020,826        $    (91,774)     $ 22,657,696

Net income                                    --                   --             1,046,816                  --      $  1,046,816

Stock split                            1,804,532           (1,804,532)                   --                  --                --

Restricted stock awards                  120,000             (120,000)                   --                  --      $         --
                                    ------------         ------------          ------------        ------------      ------------
Balance, September 30, 2000         $  3,729,064         $  1,999,580          $ 18,067,642        $    (91,774)     $ 23,704,512
                                    ============         ============          ============        ============      ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                    UNAUDITED

OPERATING ACTIVITIES:                                        2000                    1999               1998
                                                             ----                    ----               ----
Net income                                               $  1,046,816          $    795,280          $  1,017,345
   Adjustments to reconcile net income to
     cash provided by operating activities:
   Provision for credit losses                                225,000               150,000               225,000
   Depreciation and amortization                              124,433               107,762               102,278
   Net accretion of securities discounts                      (43,174)             (137,154)             (195,090)
     and premiums
   (Increase) decrease in other assets                       (711,894)             (265,005)              (91,214)
   Increase (decrease) in accrued expenses                    308,252               393,416               173,386
     and other liabilities
                                                         ------------          ------------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     949,433             1,044,299             1,231,705
                                                         ------------          ------------          ------------
INVESTING ACTIVITIES:
   Maturities of investment securities                      4,100,000               500,000            13,009,840
   Principal repayments on investment securities               39,806               138,980               252,153
   Purchase of investment securities                      (14,324,500)                   --            (7,079,870)
   Net (increase) decrease in loans receivable             (8,490,949)            2,672,105             2,867,735
   Proceeds from sale of foreclosed real estate                    --               132,615                    --
   Acquisitions of premises and equipment                    (391,735)             (229,825)             (343,984)
                                                         ------------          ------------          ------------
NET CASH PROVIDED BY INVESTING                            (19,067,378)            3,213,875             8,705,874
 ACTIVITIES                                              -------------         ------------          ------------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                          --                (4,556)                   --
   Net increase (decrease) in non-interest                  2,302,638             1,283,325              (356,946)
     bearing deposits
   Net increase (decrease) in interest                     (5,099,556)           (4,212,170)            3,800,004
     bearing deposits
   Net increase (decrease) in borrowed funds                 (303,160)              136,242               (88,522)
   Purchase of treasury stock                                      --                    --               (21,257)
                                                         ------------          ------------          ------------
NET CASH USED BY FINANCING ACTIVITIES                      (3,100,078)           (2,797,159)            3,333,279
                                                         ------------          ------------          ------------

Increase (decrease) in cash and cash equivalents          (21,218,023)            1,461,015            13,270,858
Cash and cash equivalents at January 1                     40,505,416            40,448,304            31,533,343
                                                         ------------          ------------          ------------

Cash and cash equivalents at September 30                $ 19,287,393          $ 41,909,319          $ 44,804,201
                                                         ============          ============          ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                    UNAUDITED

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

NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                            September 30, 2000
                                           ------------------
                                         BOOK               MARKET
                                        VALUE               VALUE
                                        -----               -----
U.S. Government and agencies         $30,940,959         $31,155,977
Other securities                       1,950,000           1,950,000
                                     -----------         -----------
                                     $32,890,959         $33,105,977
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
                                     ===========         ===========


                   BRUNSWICK BANCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   UNAUDITED

NOTE 3
NET LOANS

The composition of net loans is as follows:

                                   SEPTEMBER 30            DECEMBER 31
                                       2000                   1999
                                       ----                   ----

Commercial loans                    $17,175,850         $10,634,153
Real estate loans                    34,187,172          32,117,006
Consumer loans                        1,152,048           1,258,879
                                    -----------         -----------
                                     52,515,070          44,010,038

Less:
Allowance for credit losses           1,024,554             800,000
Unearned income                         121,764             107,235
                                    -----------         -----------
                                    $51,368,752         $43,102,803
                                    ===========         ===========

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:


                                        SEPTEMBER 30       DECEMBER 31,
                                            2000             1999
                                            ----             ----
Land                                    $  828,372         $  828,372
Buildings                                1,273,998            983,001
Leasehold improvements                      70,137             70,137
Equipment                                1,217,820          1,127,121
                                        ----------         ----------
                                         3,390,327          3,008,631

Less:
   Accumulated depreciation and
    amortization                         1,252,031          1,137,637
                                        ----------         ----------

                                        $2,138,296         $1,870,994
                                        ==========         ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

The most significant changes in the Corporation's Balance Sheet since December 31, 1999 are increases in loans and investment securities of $8,300,000 and $10,200,000 respectively offset by a decrease in cash and cash equivalents of $21,200,000.

Total assets decreased by approximately $1,700,000 mostly because of a decrease in deposits of approximately $2,800,000.

Also noteworthy is an increase of $225,000 in the allowance for credit losses, which resulted from $225,000 in credit loss provisions. At September 30, 2000 the allowance for credit losses totaled $1,025,000, which represented 1.9% of total loans and 29% of past due and non-accrual loans.

The results of operation for the first three quarters of 2000, compared to the same period of 1999, show an increase in income before taxes of approximately $557,000. The main component of this increase is a $571,000 increase in net interest income, which is analyzed in detail on page 9.

In addition, service fees and other non-interest income increased by $71,000 and $55,000, respectively. The increase in service fees was mainly the result of a $57,000 increase in charge card merchant income and the increase in other non-interest income resulted from a $57,000 gain on the sale of real estate acquired through foreclosure.

On the negative side, non-interest expenses increased by $61,000, which was mainly due to a $79,000 increase in salaries, wages and employee benefits.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At September 30, 2000 our total risk-based capital ration was 28.9%, which is almost four times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)

                                             Increase (Decrease) Due to Changes in
                                             -------------------------------------
                                             Volume          Rates         Total
                                             ------          -----         -----
Nine Months Ended September 30, 2000
         Versus
Nine Months Ended September 30, 1999
Interest Income on:
Loans                                        $ 380          $ 173          $ 553
Investment securities                           99            (34)            65
Federal funds sold                            (165)           202             37
                                             -----          -----          -----
Total interest income                          314            341            655
                                             -----          -----          -----


Interest expense on:
Deposits                                        (5)            83             78
Borrowed funds                                   2              4              6
                                              -----          -----          -----
Total interest expense                          (3)            87             84
                                             -----          -----          -----

Net interest income                          $ 317          $ 254          $ 571
                                             =====          =====          =====
Quarter Ended September 30, 2000
        Versus
Quarter Ended September 30, 1999
Interest Income on:
Loans                                        $ 233          $  49          $ 282
Investment securities                          132             17            149
Federal funds sold                            (207)            85           (122)
                                             -----          -----          -----
Total interest income                          158            151            309
                                             -----          -----          -----
Interest expense on:
Deposits                                        14             18             32
Borrowed funds                                  --              1              1
                                             -----          -----          -----
Total interest expense                          14             19             33
                                             -----          -----          -----
Net interest income                          $ 144          $ 132          $ 276
                                             =====          =====          =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the nine-month period ended September 30, 2000.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      BRUNSWICK BANCORP AND SUBSIDIARIES



November 1, 2000                       /s/ Roman T. Gumina
----------------                       --------------------------
Date                                   Roman T. Gumina
                                       President


November 1, 2000                       /s/ Thomas A. Fornale
----------------                       --------------------------
Date                                   Thomas A. Fornale
                                       Treasurer