Form 10-K405
period 2000-12-31
BRUNSWICK BANCORP
filed 2001-03-16
CIK 771614

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   (Mark One)
        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         Commission file number 0-14403

                                BRUNSWICK BANCORP
                                -----------------
             (Exact name of Registrant as specified in its Charter)

New Jersey                                               22-2610694
----------                                               ----------
(State or other jurisdiction of                          (IRS employer
 incorporation or organization)                           identification number)

439 Livingston Avenue
New Brunswick, NJ                                        08901
-----------------                                        -----
(Address of Principal                                 (Zip Code)
 Executive Offices)

                                 (732) 247-5800
                                 --------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
          ------------------------------------------------------------
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
          ------------------------------------------------------------
                             Common Stock, no value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes [X] no [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 9, 2000 was $22,374,384.

The number of shares of Registrant's Common Stock, no par value, outstanding as of February 9, 2000 was 1,864,532.

                                BRUNSWICK BANCORP
                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                    PART(S) INTO
DOCUMENTS                                                     WHICH INCORPORATED

The Proxy Statement will be completed, and filed with the SEC within 120 days of the end of the Registrant's fiscal year end. The information in the Proxy Statement under the captions "Proposal No. 1 - Election of Directors", "Directors' Compensation", "Executive Compensation", "Beneficial Ownership of Common Stock by Management and Principal Shareholders", "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation", is the only information incorporated by reference in this Annual Report on Form 10-K. Information in the Proxy Statement required by Paragraphs
(k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of the Annual Report on Form 10-K
                                                                             III

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

                                BRUNSWICK BANCORP

                             Form 10-K Annual Report

                   For the Fiscal Year Ended December 31, 2000

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

Regulatory Matters

There are a variety of statutory and regulatory restrictions governing BB, the Bank, and the relations between BB and its subsidiaries. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on BB cannot be determined at this time.

The policy of the Board of Governors of the Federal Reserve System provides that BB is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support such subsidiary bank in circumstances in which it might not do so absent of such policy.

The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by Brunswick Bank and Trust Company to BB and its affiliates (except affiliates that are banks). All such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Bank to BB and its affiliate may not exceed 20% of the Bank's capital stock and surplus and, singly, to BB or any affiliates may not exceed 10% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by the acceptance as loan collateral of securities issued by the purchase of assets from, and the issuance of a guarantee of standby letter-of-credit on behalf of BB or any of its affiliates.

                              CAPITAL REQUIREMENTS

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

Tier 2 capital consists of an institution's allowances for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 2000, the Company's Total Capital ratio was 31.12% consisting of a Tier 1 ratio of 30.11% and Tier 2 ratio of 1.01%. Such ratios exceed the current regulatory requirements.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, must maintain a ratio 100-200 basis points above the 3% minimum. As of December 31, 2000, the consolidated Company had a leverage capital ratio of 20.63%.

The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 2000. As of December 31, 2000, the Bank had a risk weighted capital ratio of 24.59% and a leverage capital ratio of 21.37%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized," or "critically undercapitalized," and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 ratio of at least 5.0 percent, and (iv) meets certain requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 ratio of at lest 4.6 percent, (iii) has a Tier 1 leverage ratio (a) at least 4.0 percent of (b) at least 3.0 percent if the institution was rated I in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than
8.0 percent (ii) has a Tier 1 risk based capital of less than 4.0 percent, or
(iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than
3.0 percent is the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

                           HOLDING COMPANY SUPERVISION

Generally, the Bank Holding Company Act limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking of managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation "Y" has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and, more recently, discount brokerage services. BB is not currently conducting these activities.

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

The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking and Branching Act") enables bank holding companies to acquire banks in states other than its home state regardless of applicable state law. The Interstate Banking and Branching Act also authorize banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to "opt-out" of this provision, thereby prohibiting interest branching in such states. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. The vast majority of states has allowed inter-state banking by merger but has not authorized de novo branching.

New Jersey has enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

                               GRAMM-LEACH BLILEY

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act:

         allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

         allows insurers and other financial services companies to acquire banks;

         removes various restrictions that apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

         establishes the overall regulatory structure applicable to bank companies that also engage in insurance and securities operations.

This part of the Modernization Act became effective on March 13, 2000.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

         (b) Industry Segment

The Registrant has one industry segment: commercial banking.

         (c) Narrative Description of Business

Brunswick Bancorp exists primarily to hold the stock of its active subsidiary, Brunswick Bank & Trust. BB also owns 100% of the common stock of Brunscor Realty, an inactive corporation. As a secondary function, BB began commercial lending activity in 1988. The Federal Reserve Bank of New York approved this activity.

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

At December 31, 2000, BB and its subsidiary Bank had deposits of $93,410,861 total loans of $53,024,231, and total assets of $118,498,552. The Bank in the year 2000 added personnel who are aggressively seeking new customers for loans and their banking deposits resulting in a substantial increase in the year 2000 for both loans and deposits compared to the previous year. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 50 full-time employees as of December 31, 2000.

The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 2000, 34.3% of the loan portfolio is in commercial loans, 16.8% in construction first mortgage loans, 24.2% in commercial first mortgage loans, 22.8% in residential loans, and 1.9% in installment loans. The composition of the loan portfolio represents a shift from December 31, 1999. During 2000 a substantial portion of new Commercial Loan portfolio and construction first mortgage loans were made. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical area. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short-term maturity dates.

There are numerous commercial banks throughout New Jersey, many of which have offices in Monmouth and Middlesex Counties, New Jersey. In common with the entire banking industry, the Bank experiences strong competition for banking business in its market area. The Bank competes both for deposits and loans with other national and state banks, mutual savings banks, finance companies, credit unions, and other financial institutions. While many of the Bank's competitors are larger and have greater financial resources, in the opinion of the Bank, the size of its financial resources has imposed no substantial impediment to its normal lending functions. The Bank is limited, however, in making commercial loans to an amount not in excess of fifteen percent of its capital in most circumstances. The Bank has, on occasion, arranged for participation by other institutions when it has made larger loans. Additionally, BB participates in certain loans with the Bank as permitted by the Federal Reserve Bank of New York.

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

Name,
Position with                      Officer of             Principal Occupation
BB, and Age                        BB Since               During Past Five Years
-----------                        --------               ----------------------
Roman Gumina                       1987                   President
Chief Operating Officer                                   Brunswick Bank & Trust
41

Thomas A. Fornale                  1989                   Controller
Secretary/Treasurer                                       Brunswick Bank & Trust
Controller
62

         (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

Sets forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.

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

ITEM 2. PROPERTIES

The Bank currently operates from its main office, and five branch offices. The Bank leases the main office and one branch. The Bank owns four of the branch offices.

The following is a list of offices the Bank owns:

                                                                     Approximate
Branch                        Address                                Square Feet
------                        -------                                -----------
George Street                 352 George Street
                              New Brunswick, NJ 08901                4,700

South Brunswick-              Monmouth Junction Road
Monmouth Junction             and Kingston Lane
                              Monmouth Jct., NJ 08852                2,000

Freehold                      444 West Main Street
                              Freehold, NJ 07728                     2,000

North Brunswick               1060 Aaron Road
                              North Brunswick, NJ 08902              3,000


The following is a list of offices, which the Bank leases:

                                                                   Expiration
Branch          Address                      Square Feet           Date of Lease
------          -------                      -----------           -------------
Main Office     439 Livingston Avenue        8,400 and
                New Brunswick, NJ 08901      4,000 (basement)      December 2010

Edison          Plainfield Avenue and
                Metroplex Drive
                Edison, NJ 08817             3,400                 February 2004

As described in Note 13 to the financial statements, the Company has purchased property to construct a new branch in Monroe, New Jersey.

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

No matters were submitted to a vote of shareholders of BB during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

BB had 376 shareholders of record as of December 31, 2000.

On December 26, 2000, the stock of BB switched from the NASDAQ over the counter market to the American Stock Exchange. The stock is thinly traded and there can be no assurance that a more active trading market will develop. Ryan, Beck & Co., located at 80 Main Street, West Orange, New Jersey 07052, periodically issues information about stocks of small and large commercial banks in New Jersey and acts as a market maker for small New Jersey bank stocks. The following quotations prior to December 26, 2000, were provided by Ryan, Beck & Co. and represent the high and low bid prices for each quarter during the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commissions and do not necessarily reflect actual transactions. The information for December 26, 2000 through December 31, 2000 represents the high and low sales price as reported by the American Stock Exchange.

                           2000                      1999
                     ----------------         ----------------
                     High        Low          High        Low
                     ----        ---          ----        ---
1st Quarter          14.00      10.50         16.00      12.00
2nd Quarter          12.38      10.50         13.00      12.00
3rd Quarter          11.75      10.75         12.00      12.00
4th Quarter          12.00      11.25         12.00      11.50


Payments of dividends by Brunswick Bank and Trust Company to BB are restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 2000, approximately $6 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1999, and cash was paid in lieu of fractional shares. No dividends were paid in the years 2000 and 1998. The Board of Directors is considering a dividend in 2001, but has not yet determined if cash dividends will be reinstituted.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data concerning BB:

                                                           Year Ended December 31
                                         ----------------------------------------------------------
                                                 (Dollars in Thousands Except Per Share Data)
                                         ----------------------------------------------------------
                                              2000        1999        1998        1997         1996
                                              ----        ----        ----        ----         ----
  Interest income                           $8,455      $7,269      $7,946      $7,762       $7,150
  Interest expense                           2,006       1,857       2,111       1,972        1,984
  Net interest income                        6,449       5,412       5,835       5,790        5,166
  Provision for credit losses                  258          61         100        (157)         410
  Net interest income after
     provision for credit losses             6,191       5,351       5,735       5,947        4,756
  Non-interest income                        1,087       1,008         877         875          720
  Other expenses                             4,425       4,265       4,089       4,830        4,143
  Income before income taxes                 2,853       2,094       2,523       1,992        1,333
  Income tax expense                         1,226         773         987         747          570
  Net income                                 1,627       1,321       1,536       1,245          763
  Net income per share                         .90         .75         .85         .69          .43
  Cash dividends per share                       0           0           0           0            0
Weighted average
  Number of shares outstanding           1,808,374   1,764,188   1,797,566   1,803,572    1,774,400

                                           Summary Consolidated Balance Sheets
                               ------------------------------------------------------------
                                       (Dollars in Thousands Except Per Share Data)
                               ------------------------------------------------------------
                                 2000         1999         1998         1997         1996
                               --------     --------     --------     --------     --------
Total Assets                    118,499     $108,873     $109,141     $101,640     $101,337
Deposits                         93,411       85,299       86,955       80,758       81,798
Other Liabilities                   762          916          845        1,056          886
Stockholders' equity             24,326       22,658       21,341       19,826       18,653
Total shareholder's equity
    per outstanding share      $  13.05     $  12.56     $  11.83     $  10.99     $  10.34
                               ========     ========     ========     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review of Brunswick Bancorp (the "Company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly owned subsidiary, Brunswick Bank & Trust Company (the "Bank") for the years ended December 31, 2000, 1999, and 1998. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the two for one stock split declared on December 14, 1999 paid on January 14, 2000 and the five shares for four shares stock split paid on February 11, 1999.

Overview:
The Company's 2000 net income amounted to $1,626,930, which was $306,228, or 23%, higher then the year before 1999 of $1,320,702. The net income for 1999 was $215,150 lower then the year before 1998, which was $1,535,852. On a per share basis, net income was $.90, $.75, and $.85, respectively in 2000, 1999, and 1998.

The increase in net income recorded in 2000 can be attributed to higher net interest income of $840,000. This was partially offset by an increase in other expenses of $160,000, which was mostly due to an increase in administrative personnel salaries and additions to staff and also an increase in income taxes of $452,000 compared to the prior year.

The decrease in net income recorded in 1999 can be attributed to the reduction of net interest income of $423,000 and an increase in other expenses of $176,000 mostly due to an increase in administrative personnel salaries and additions to staff. These factors were partially offset by a decrease in provisions of credit losses of $39,000 and increase in other income of $131,000.

Return on assets for the years ended December 31, 2000, 1999, and 1998 was 1.47%, 1.21% and 1.40%, respectively while the return on beginning of the year equity recorded during the same periods amounted to 7.18%, 6.19 % and 7.75%.

Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 2000, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township) New Jersey.

Income Statement Analysis, 2000 vs. 1999

For the year 2000 income before income taxes increased from 1999 by $758,000. This increase occurred mainly because of an increase in net interest income, which was higher due to an increase in interest rates and an increase in the loan portfolio.

Interest income increased by $1,186,000 and interest expense increased by $150,000 which resulted in a $1,036,000 overall increase in net interest income. The following table illustrates how increase in loan volume and interest rates affected net interest income.

     Interest Income:
          Effect of increased volume                           $   479,000
          Effect of increased interest rates                       707,000
     Interest expense:
          Effect of increased volume                               (36,000)
          Effect of increased interest rates                      (114,000)
                                                               -----------
     Increase in net interest income                           $ 1,036,000
                                                               ===========

Other expenses increased by $160,000, and Income taxes increased by $452,000. The increase in these expenses was offset by a $79,000 increase in other income.

The increase in other expenses was primarily due to an increase in administrative and staff salaries.

The increase in other income is due primarily due to a gain of $57,000 on a foreclosed property.

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

      Interest income:
        Effect of decreased volume                       $(452,000)
        Effect of decreased interest rates                (225,000)
      Interest expense:
        Effect of decreased volume                          10,000
        Effect of decreased interest rates                 244,000
                                                         ---------
      Decrease in net interest income                    $(423,000)
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

Balance Sheet Analysis

The most notable change in the Company's Balance Sheet at December 31, 2000 is an increase in loans of $9,900,000 compared to the prior year ending December 31, 1999. This increase was due to the Bank's hiring of personnel to aggressively seek out new customers for loans and bank deposits.

The increase in accrued interest receivable of $725,000 for the year ending December 31, 2000 was due to new securities purchased in 2000 that had different dates on paying interest.

For additional details on securities, loans and premises and equipment, refer to the Notes to Consolidated Financial Statements.

On the liability side of the balance sheet total deposits increased by $8,112,000 for the year ending December 31, 2000 compared to the prior year ending December 31, 1999.

Savings and NOW deposits increased by $10,902,000, demand deposits increased $2,553,000 and time deposits deceased by $5,559,000, resulting in an increase in total deposits of $8,112,000.

Stockholders' equity, increased by $1,668,000 with the addition of 2000 net income of $1,627,000 and the amortization of deferred stock compensation of $41,000.

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

The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 2000, cash and due from banks totaled $6.7 million; federal funds totaled $32.6 million. Investment securities and loans maturing within one year totaled $6 million and $22.4 million, respectively.

In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $1.2 million in 2000, $1.4 million in 1999 and $1.5 million in 1998. In 2000, investing activities used $10.3 million due primarily to increase in loans receivable. Financing activities provided cash of approximately $7.9 million due to the increases in deposits.

In light of the past cash flows provided from operating, financing, and investing activities, management believes it is in a strong position to meet both short and long-term liquidity needs. The Company has been able to maintain adequate liquidity in the past and does not foresee impairment of that liquidity in the future.

Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long-term debt and management does not contemplate undertaking such debt in the future, all financial positioning is done through liquid funds.

                                                            Minimum
                                                           Regulatory
                                                           Guidelines
                                                           ----------
                                2000           1999
                              -------        -------
Risk-based capital ratios
Tier 1                          30.11%         33.20%         4.000%
Total Capital                   20.63%         32.05%         8.000%
Capital (in thousands)
Tier 1 capital                $23,740        $22,363
Tier II capital(1)                800            800
                              -------        -------
                              $24,540        $23,163
                              =======        =======

(1) Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Statements Regarding Forward-Looking Information

This form 10-K, both in the Management Discussion and Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward looking terminology as "expect," "look," "believe," "anticipate," "consider," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, and loan loss provisions, changes in relationships with customers and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at this time.

Interest Rate Sensitivity Management

    The accompanying table, a quantification of the Company's interest rate exposure at December 31, 2000, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                              Interest Rate Sensitivity*
                                        -----------------------------------------------------------------------
                                                                 After
                                                     After       One
                                                     Three       but
                                         Within    but Within   Within       After
                                         Three       Twelve      Five        Five      Noninterest
                                         Months      Months      Years       Years       Bearing         Total
                                         ------      ------      -----       -----       -------         -----
Assets
  Cash & due from banks                 $    --     $    --     $    --     $    --     $  6,672       $  6,672
  Federal funds sold                     32,600          --          --          --           --       $ 32,600
  Investment securities                      --       6,000      10,383       5,977           --       $ 22,360
  Loans, net(a)                           7,306      15,324      25,964       4,531         (101)      $ 53,024
  Other assets                               --          --          --          --        3,842       $  3,842
                                        -------     -------     --------    -------     --------       --------
                                        $39,906     $21,324     $36,347     $10,508     $ 10,413       $118,498
                                        =======     =======     =======     =======     ========       ========

Liabilities and Stockholders Equity
  Total deposits(b)                     $39,378     $10,425     $15,701     $    --     $ 27,906       $ 93,410
  Borrowed funds                            392          --          --          --           --       $    392
  Other liabilities                          --          --          --          --          370       $    370
  Stockholders equity                        --          --          --          --       24,326       $ 24,326
                                        -------     -------     --------    -------     --------       --------
                                        $39,770     $10,425     $ 15,701    $    --     $ 52,602       $118,498
                                        =======     =======     =======     =======     ========       ========

Interest rate sensitivity gap
Cumulative interest                         136      10,899       20,646     10,508      (42,189)            --
                                        -------     -------     --------    -------     --------       --------
                                        $   136     $11,035     $ 31,681    $42,189     $     --       $     --
                                        =======     =======     ========    =======     ========       ========

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

Unadopted Financial Accounting Standards Board Statements

As of December 31, 2000, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                           (In Thousands)
                                                                        Year Ended December 31,

                                             2000                            1999                               1998
                           ---------------------------------    -------------------------------    -------------------------------
                            Average                  Average    Average                 Average    Average                 Average
                           Balance                   Yield      Balance                  Yield     Balance                  Yield
                           Sheet(3)     Interest      Rate      Sheet(3)    Interest     Rate      Sheet(3)    Interest      Rate
                           --------     --------      ----      --------    --------     ----      --------    --------      ----
Interest-earning
 Assets
Federal funds sold         $ 26,784      $1,672       6.24%     $ 34,254      $1,727      5.04%    $ 37,610     $2,019       5.37%
   Investment
    securities
     taxable                 27,356       1,644       6.01%       22,900       1,388      6.06%      11,052        669       6.05%
   Investment
    securities
     non-taxable(1)              --          --         --            --          --                     34          3       8.82%
   Loans, net                47,554       5,139      10.81%       41,430       4,154     10.03%      47,557      5,255      11.05%
                           --------      ------       ----      --------      ------      ----     --------     ------       ----
                           $101,694      $8,455       7.69%     $ 98,584      $7,269      7.04%    $ 96,253     $7,946       7.82%
Noninterest-earning
 assets
   Deposits in bank           6,751                                6,928                              6,684
   Other real estate
     owned                       16                                   46                                 81
   Other (2)                  3,443                                2,716                              2,543
                           --------      ------       ----      --------      ------      ----     --------     ------       ----
                           $111,904      $8,455       7.69%     $108,274      $7,269      7.04%    $105,561     $7,946       7.53%
                           ========      ======       ====      ========      ======      ====     ========     ======       ====
Interest-bearing
 liabilities
   Savings deposits        $ 13,039      $  256       1.96%     $ 13,453      $  271      2.01%    $ 13,311     $  326       2.45%
   Demand deposits           33,831       1,089       3.22%       30,970         897      2.90%      29,431      1,014       3.45%
   Time deposits             13,888         645       4.64%       15,284         679      4.44%      16,347        759       4.64%
Short term debt                 269          16       5.95%          252          10      3.97%         231         12       5.19%
                           --------      ------       ----      --------      ------      ----     --------     ------       ----
                             61,027       2,006       3.29%       59,959       1,857      3.10%      59,320      2,111       3.56%
Noninterest-bearing
     liabilities
   Demand deposits           26,868                               25,818                             25,019
   Other                        647                                  628                                739
                           --------      ------       ----      --------      ------      ----     --------     ------       ----
                             88,542       2,006       2.27%       86,405       1,857      2.15%      85,078      2,111       2.48%

Stockholders' equity         23,362                               21,869                             20,483
                           --------      ------       ----      --------      ------      ----     --------     ------       ----
                           $111,904      $2,006       1.79%     $108,274      $1,857      1.72%    $105,561     $2,111       2.00%
                           ========      ======       ====      ========      ======      ====     ========     ======       ====
Net yield on total
     earning assets        $101,694      $6,449       6.34%     $ 98,584      $5,412      5.49%    $ 96,253     $5,835       6.06%
                           ========      ======       ====      ========      ======      ====     ========     ======       ====


(1) The rate is presented on a tax equivalent basis using the Federal rate of 34%.
(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.
(3)      Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

         The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 2000, 1999, and 1998 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

                                                                         (In thousands)
                                                   2000 Versus 1999                          1999 Versus 1998
                                                  Increase (Decrease)                        Increase (Decrease)
                                                   Due to Changes in                         Due to Changes in
                                      ------------------------------------------------------------------------------------
                                                      Average         Total                       Average          Total
                                      Average         Yield/        Increase        Average        Yield/         Increase
                                      Volume          Ratio        (Decrease)       Volume         Ratio         (Decrease)
                                      ------          -----        ----------       ------         -----         ----------
Interest and dividend
income
  Federal funds sold                   $(414)         $ 359          $  (55)         $(176)         $(116)         $  (292)
  Investment securities
     taxable                             270            (14)            256            717              2              719
  Investment securities
     nontaxable                           --             --              --             (3)            --               (3)
  Loans, net                             623            362             985           (990)          (111)          (1,101)
                                       -----          -----          ------          -----          -----
      Total interest income              479            707           1,186           (452)          (225)            (677)
                                       -----          -----          ------          -----          -----          -------
Interest expense

  Savings deposits                        (8)            (4)            (12)             3            (58)             (55)
  Demand deposits                         88            105             193             47           (164)            (117)
     Time deposits                       (62)            25             (37)           (61)           (19)             (80)
     Short term debt                       1              5               6              1             (3)              (2)
                                       -----          -----          ------          -----          -----          -------
       Total interest expense             19            131             150            (10)          (244)            (254)
                                       -----          -----          ------          -----          -----          -------
       Changes to net interest
        income                         $ 460          $ 576          $1,036          $(442)         $  19          $  (423)
                                       -----          -----          ------          -----          -----          -------


Investment Portfolio

The following table shows the net carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                                           2000         1999          1998         1997           1996
                                           ----         ----          ----         ----           ----
U.S. Treasury securities                 $    --      $    --       $    --      $    --       $12,007
Obligations of other U.S.
   Government agencies                    20,410       21,013        21,016       13,168           382
Obligations of state and
   other political subdivisions               --           --            --           55           105
Other securities                           1,950        1,650         2,050        1,897         1,395
                                         -------      -------       -------      -------       -------
        Total investment
           securities                    $22,360      $22,663       $23,066      $15,120       $13,889
                                         =======      =======       =======      =======       =======

Maturities and Average Weighted Yields of Investment Securities

         The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 2000 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.

                                 Due Under 1 Year               Due 1-5 Years             Due 5-10 Years         Due Over 10 Years
                              --------------------------------------------------       -------------------      ------------------
                               Amount          Yield        Amount         Yield       Amount        Yield      Amount       Yield
                               ------          -----        ------         -----       ------        -----      ------       -----
U.S. Treasury Securities       $   --         $   --      $    --         $  --       $   --         $  --       $--       $  --

Obligations of other U.S.
 Government agencies            6,000          5.36%        8,933          6.58%       5,965          8.00%       12        7.27%

Obligations of states and
  other political
  subdivision                      --            --            --            --           --            --        --          --

Other securities                   --            --         1,450          7.21%         500          7.20%       --          --
                               ------          ----       -------          ----       ------          ----       ---        ----
     Total investment
        securities             $6,000          5.36%      $10,383          6.67%      $6,465          7.38%      $12        7.27%
                               ======          ====       =======          ====       ======          ====       ===        ====

Loan Portfolio

         The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):

                                                             December 31,
                                2000         1999          1998         1997         1996
                                ----         ----          ----         ----         ----
Types of loans
  Commercial and financial     $18,484      $10,634      $16,307      $19,891      $27,511
  Real estate- mortgage         25,383       27,785       24,406       21,546       22,985
  Real estate- construction      9,073        4,332        2,034       10,921        2,206
  Installment                    1,017        1,259        1,329        1,329        1,112
                               -------      -------      -------      -------      -------
    Total loans                $53,957      $44,010      $44,076      $53,687      $53,814
                               =======      =======      =======      =======      =======

The following table sets forth the maturity distribution for the above loan portfolio at December 31, 2000.

       Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                        After 1
                                                          Year
                                    Within               within            After 5
                                    1 Year              5 Years             Years               Total
                                    ------              -------             -----               -----
Commercial and financial
  Fixed Rate                         $2,202             $ 5,593             $  940             $ 8,735
  Variable rate                       6,352               3,435                 54               9,841
Real estate-mortgage
  Fixed rate                          3,491              16,313              2,420              22,224
  Variable rate                       1,041                  22              1,069               2,132
Real estate-construction
  Fixed rate                          3,269                  --                 --               3,269
  Variable rate                       5,017                  --                 --               5,017
Installment
  Fixed rate                             73                 601                 48                 722
  Variable rate                      $1,319             $    --             $   --               1,319

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

The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                               December 31,
                                                    -------------------------------------------------------------
                                                    2000          1999         1998          1997            1996
                                                    ----          ----         ----          ----            ----
Non-accrual loans                                   $698          $829          325          $682          $2,370
Loans, past due 90 days or more                      998           519          754           303             283
Other real estate owned                                0             0          133            60           3,577
Percentage of non-performing loans to gross
loans outstanding                                   3.19%         3.06%         2.75%        1.95%           5.13%

If the above non-accrual loans at December 31, 2000 had been current, interest income for 2000 would have been approximately $73,000 greater than that recorded. Delinquency rates at December 31, 2000 primarily were higher than 1999, 1998 and 1997 but lower than 1996. The delinquency rate was higher in 2000 due to the increase in past due 90 days of more.

Except for loans included in the above table there were no loans at December 31, 2000 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 2000, the total loan portfolio was approximately $54 million. As of the same date, the commercial loan portfolio totaled approximately $18.5 million; $1.4 million of these commercial loans were collateralized by the stock of a publicly traded company, the market value of the stock collateralizing these loans totaled approximately $4.7 million as of December 31, 2000. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience

For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance that has been charged to income.

                                                                   (In thousands)
                                                                   --------------
                                                               Year Ended December 31,
                                          ----------------------------------------------------------
                                          2000         1999           1998         1997         1996
                                          ----         ----           ----         ----         ----
Balance at beginning of period             800         $ 801          $820         $ 842         $867
Charge-offs
    Commercial & financial                 196            --           112            34          317
    Real estate- mortgage                   50            56            49           140          134
    Real estate- construction                             --            --            --           --
    Installment                             12             3            --            18            2
                                           ---         -----         -----        ------        -----
                                           258            59           161           192          453

Recoveries
    Commercial & financial                                65            26             1           --
    Real estate- mortgage                                 22            16           322           14
    Real estate- construction                             --            --            --           --
    Installment                                           34            --             4            4
                                           ---            --           ---           ---          ---
    Net charge-offs                          0           (62)          119          (135)         435

Additional charges to operations           258            61           100          (157)         410
                                           ---         -----         -----        ------        -----
Balance at end of period                   800        $  800         $ 801        $  820        $ 842
                                           ---         -----         -----        ------        -----
Ratio of net charge-offs during
the period to average loans
outstanding during the period              .54%        (.002%)        0.41%        (1.55%)       0.92%

                                     Allocation of the Allowance for Loan Losses
                                     -------------------------------------------

                                                       Real               Real
                                 Commercial &         Estate             Estate
     December 31,                 Financial          Mortgage         Construction        Installment        Total
     ------------                 ---------          --------         ------------        -----------        -----
2000
     Amount                          $464              $184              $136                $16            $800
     Percentage of total               58%               23%               17%                 2%            100%
1999

     Amount                           408               288                80                 24             800
     Percentage of total               51%               36%               10%                 3%            100%
1998

     Amount                           505               272                16                  8             801
     Percentage of total               63%               33%                3%                 1%            100%
1997

     Amount                           336               271                205                 8             820
     Percentage of total               41%               33%                25%                1%            100%
1996

     Amount                           497               286                 51                 8             842
     Percentage of total               59%               34%                 6%                1%            100%


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

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

                                       2000             1999            1998            1997           1996
                                       ----             ----            ----            ----           ----
Non-interest bearing:
    Demand deposits                  $27,906          $25,353         $24,588         $25,177         $25,622
Interest bearing:
    Savings deposits                  15,701           12,728          15,217          12,707          13,777
    Time deposits                     15,724           21,066          16,546          24,426          20,754
    NOW demand deposits               34,080           26,151          30,604          18,448          21,645
                                     -------          -------         -------         -------         -------
       Total deposits                $93,411          $85,298         $86,955         $80,758         $81,798
                                     =======          =======         =======         =======         =======

The maturities of time deposits of $100,000 or more at December 31, 2000 are summarized as follows:

                     Under 3 months              $1,181
                     3 to 6 months                1,924
                     6 to 12 months               5,925
                     Over 12 months                   -
                                                 ------
                                                 $9,030
                                                 ======

Return on Equity and Assets

The following are selected ratios for the years ended December 31,

                             2000       1999      1998       1997       1996
                             ----       ----      ----       ----       ----
Return on Assets             1.40%      1.21%     1.40%      1.23%      0.83%
Return on Equity             6.93%      6.19%     7.75%      6.67%      4.26%

Average equity to
      average assets        20.88%     20.20%    19.40%     18.96%     18.78%

Dividend payout ratio        0.00%      0.00%     0.00%      0.00%      0.00%

Short-term borrowing

Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 2000, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included with item 7 -- Management's discussion and analysis of financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998 contain the information required by Item 8 and that information is incorporated herein following signature page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement will contain under the caption "Proposal No.1 -- Election of Directors" the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section
(e) of Item 1 of the Form 10-K.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

The Proxy Statement will contain under the caption "Directors' Compensation", the caption "Executive Compensation" and the caption "Compensation Committee Interlocks and Inside Participation" information required by Item 11 and that information is incorporated herein by reference. Information in the Proxy Statement required by Paragraphs (k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of this Annual Report on Form 10-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) & (2)    Financial Statements and
                  Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 2000, 1999, and 1998 are following signature page number 21.

Independent Auditors' Report

Consolidated Statements of Financial Condition - Years Ended December 31, 2000 and 1999

Consolidated Statements of Income - Years Ended December 31, 2000, 1999, and
1998

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999, and 1998

Notes to Financial Statements - Years Ended December 31, 2000 and 1999.

Schedules to the Consolidated of Financial Condition required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K
         BB did not file any reports on Form 8-K for the three months ended December 31, 2000.

(c)      Exhibits

                  List of Exhibits

                  (3)  (a)  Certificate of Incorporation of Brunswick Bancorp
                            Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

                       (b) By-laws of Brunswick Bancorp. Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

                  (10) (a) Non-qualified Deferred Compensation Plan dated as of December 5, 1995. Incorporated by reference to Form 10-K for the year ended December 31, 1995.

                       (b) Non-Qualified Deferred Compensation Plan dated as of January 1, 2000 for Carmen J. Gumina.

                       (c) Non-Qualified Deferred Compensation Plan dated as of January 1, 2000 for Roman T. Gumina.

                  (21) Subsidiaries of Brunswick Bancorp, Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP

/s/ Carmen Gumina
------------------------------
By:  Carmen Gumina
Chairman of the Board

/s/ Carmen Gumina
------------------------------
Dated:  March 15, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         Signature                   Title                          Date

/s/ Bruce Arbeiter                                                3/15/01
------------------------                                         ---------
Bruce Arbeiter                      Director,
                                    Vice Chairman

/s/ Joseph DeMarco                                                3/15/01
------------------------                                         ---------
Joseph DeMarco                      Director


/s/ Dominick Faraci                                               3/15/01
------------------------                                         ---------
Dominick Faraci                     Director


/s/ Carmen J. Gumina                                              3/15/01
------------------------                                         ---------
Carmen J. Gumina              Chief Executive Officer,
                              Chairman of the Board
                              (Principal Executive Officer)

/s/ Phillip W. Barrood                                            3/15/01
------------------------                                         ---------
Phillip W. Barrood                  Director


/s/ Michael Kaplan                                                3/15/01
------------------------                                         ---------
Michael Kaplan                      Director


/s/ Richard A. Malouf                                             3/15/01
------------------------                                         ---------
Richard A. Malouf                   Director


/s/ James V. Gassaro                                              3/15/01
------------------------                                         ---------
James V. Gassaro                    Director


/s/ Frederick Perrine                                             3/15/01
------------------------                                         ---------
Frederick Perrine                   Director


/s/ Robert Sica                                                   3/15/01
------------------------                                         ---------
Robert Sica                         Director


/s/ Robert McDaid                                                 3/15/01
------------------------                                         ---------
Robert McDaid                       Director

/s/ Gary S. Russo                                                 3/15/01
------------------------                                         ---------
Gary S. Russo                       Director

/s/ Thomas A. Fornale                                             3/15/01
------------------------                                         ---------
Thomas A. Fornale           Secretary-Treasurer Controller,
                           (Principal Accounting/Financial
                                     Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                               FINANCIAL STATEMENT
                                   YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998


                                TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITOR'S REPORT                                          1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                  2

         Consolidated Statements of Income                            3

         Consolidated Statements of Shareholders' Equity              4

         Consolidated Statements of Cash Flows                        5

         Notes to Consolidated Financial Statements                   6-19

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES

I have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


Michael R. Ferraro, CPA
February 9, 2001
Matawan, NJ

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                                     2000                 1999
                                                               -------------        -------------
ASSETS
     Cash and due from banks                                   $   6,671,870        $   5,905,416
     Federal funds sold                                           32,600,000           34,600,000
                                                               -------------        -------------
           Total Cash and Cash Equivalents                        39,271,870           40,505,416
     Securities held to maturity                                  22,360,425           22,663,091
   Loans                                                          53,824,281           43,902,803
     Allowance for loan losses                                      (800,050)            (800,000)
                                                               -------------        -------------
           Net Loans                                              53,024,231           43,102,803

     Premises and equipment, net                                   2,169,771            1,870,994
     Accrued interest receivable                                   1,046,607              321,137
     Other assets                                                    625,648              409,437
                                                               -------------        -------------
           TOTAL ASSETS                                        $ 118,498,552        $ 108,872,878
                                                               =============        =============
LIABILITIES AND STOCKHOLDERS EQUITY
   Deposits
     Non-interest bearing                                      $  27,906,362        $  25,353,409
     Interest bearing                                             65,504,499           59,945,120
                                                               -------------        -------------
           Total Deposits                                         93,410,861           85,298,529
     Borrowed funds                                                  392,318              631,258
     Accrued interest payable                                        232,880              221,166
     Other liabilities                                               136,467               64,229
                                                               -------------        -------------
           TOTAL LIABILITIES                                      94,172,526           86,215,182

STOCKHOLDERS' EQUITY
   Common stock - no par value
        3,000,000 shares authorized; 1,864,532 (2000)
        and 902,266 (1999) shares issued and outstanding           3,729,064            1,804,532
      Additional paid-in capital                                   2,621,380            3,924,112
      Retained earnings                                           18,647,756           17,020,826
      Deferred Stock Compensation                                   (580,400)                  --

      Treasury stock at cost, 9,300 shares
      in 2000 and 4,650 shares in 1999                               (91,774)             (91,774)
                                                               -------------        -------------
           TOTAL STOCKHOLDERS' EQUITY                             24,326,026           22,657,696
                                                               -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                      $ 118,498,552        $ 108,872,878
                                                               =============        =============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                 2000            1999          1998
                                                              ----------     ----------     ----------
INTEREST INCOME
 Interest and fees on loans                                   $5,139,424     $4,153,754     $5,254,959
 Interest and dividends on investments                         1,643,546      1,388,261        671,529
 Interest on Federal funds sold                                1,671,878      1,727,226      2,019,208
                                                              ----------     ----------     ----------
   TOTAL INTEREST INCOME                                       8,454,848      7,269,241      7,945,696
                                                              ----------     ----------     ----------
INTEREST EXPENSE
 Interest on deposits                                          1,990,097      1,846,458      2,098,798
 Interest on borrowed funds                                       16,152         10,476         11,888
                                                              ----------     ----------     ----------
    Total interest expense                                     2,006,249      1,856,934      2,110,686
                                                              ----------     ----------     ----------
   NET INTEREST INCOME                                         6,448,599      5,412,307      5,835,010
Provision for credit losses                                      258,015         61,077        100,000
                                                              ----------     ----------     ----------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         6,190,584      5,351,230      5,735,010
                                                              ----------     ----------     ----------
OTHER INCOME
 Service charges on deposit accounts                             666,112        669,357        631,799
 Other services charges and fees                                 346,568        313,949        226,063
 Other income                                                     74,431         25,185         19,555
                                                              ----------     ----------     ----------
   TOTAL OTHER INCOME                                          1,087,111      1,008,491        877,417
                                                              ----------     ----------     ----------
OTHER EXPENSES
 Salaries and employee benefits                                2,412,153      2,280,044      2,147,682
 Occupancy expenses                                              658,875        609,100        573,645
 Equipment expenses                                              232,989        211,688        219,771
 Other                                                         1,121,137      1,164,403      1,148,428
                                                              ----------     ----------     ----------
   TOTAL OTHER EXPENSES                                        4,425,154      4,265,235      4,089,526
                                                              ----------     ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE                               2,852,541      2,094,486      2,522,901
Income tax expense                                             1,225,611        773,784        987,049
                                                              ----------     ----------     ----------
   NET INCOME                                                 $1,626,930     $1,320,702     $1,535,852
                                                              ==========     ==========     ==========
NET INCOME PER SHARE OF COMMON STOCK                          $     0.90     $     0.75     $     0.85
                                                              ==========     ==========     ==========
Average shares outstanding                                     1,808,374      1,764,188      1,797,566
                                                              ==========     ==========     ==========

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                   ADDITIONAL                   DEFERRED
                                      COMMON        PAID-IN         RETAINED      TREASURY       STOCK
                                      STOCK         CAPITAL         EARNINGS        STOCK     COMPENSATION       TOTAL
                                      -----         -------        ----------       -----     ------------       -----
Balance December 31, 1997        $  1,443,840   $  4,284,804    $ 14,168,828    $ (71,897)                   $ 19,825,575
 Net income for 1998                       --             --       1,535,852           --                       1,535,852
 Purchase of treasury stock                --             --              --      (19,877)                        (19,877)
                                 ------------   ------------    ------------    ---------    ------------    ------------
Balance December 31, 1998           1,443,840      4,284,804      15,704,680      (91,774)                     21,341,550
 Net income for 1999                       --             --       1,320,702           --                       1,320,702
 Stock split                          360,692       (360,692)         (4,556)                                      (4,556)
                                 ------------   ------------    ------------    ---------    ------------    ------------
Balance December 31, 1999           1,804,532      3,924,112      17,020,826      (91,774)             --      22,657,696
 Net income for 2000                       --             --       1,626,930           --                       1,626,930
 Stock Split                        1,804,532     (1,804,532)             --
 Deferred Stock Compensation          120,000        501,800                           --        (621,800)             --
 Amortization of deferred Stock
   Compensation                                                                                    41,400          41,400
                                 ------------   ------------    ------------    ---------    ------------    ------------
Balance December 31, 2000        $  3,729,064   $  2,621,380    $ 18,647,756    $ (91,774)   $   (580,400)   $ 24,326,026
                                 ============   ============    ============    =========    ============    ============

See accompanying notes and accountant's report.                                4

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                    2000            1999            1998
                                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     $  1,626,930    $  1,320,702    $  1,535,852
 Adjustments to reconcile net income to
     net cash provided by operating activities:
  Depreciation                                                                       218,668         146,356         137,617
  Net accretion of securities discounts and premiums                                 (60,565)       (157,914)       (198,233)
  Provision for (reversal of) credit losses                                          258,015          61,077         100,000
  Provision for deferred income taxes                                               (191,725)          2,375         (85,719)
  (Increase) decrease in accrued interest receivable                                (725,470)         57,391         208,199
  (Increase) decrease in other assets                                                (24,486)         34,454          21,541
  Increase (decrease) in accrued expenses,
   taxes and other liabilities                                                        83,952         (47,922)       (211,757)
                                                                                ------------    ------------    ------------
    Cash provided by operating activities                                          1,185,319       1,416,519       1,507,500

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of investment securities                                             15,100,000         650,000      16,009,840
  Principal repayments on investment securities                                       52,731         160,330         322,820
  Purchase of investment securities                                              (14,789,500)       (250,000)    (24,079,870)
  Net change in loans receivable                                                 (10,179,443)          2,856       9,302,090
  Acquisitions of premises and equipment                                            (476,045)       (514,018)       (388,621)
  Proceeds from sale of foreclosed real estate                                            --         132,615          64,258
                                                                                ------------    ------------    ------------
     Cash used in investing activities                                           (10,292,257)        181,783       1,230,517

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits                             2,552,953         765,673        (589,334)
  Increase (decrease) in interest bearing deposits                                 5,559,379      (2,422,053)      6,786,292
  Increase (decrease) in borrowed funds                                             (238,940)        119,746            (137)
  Purchase of treasury stock                                                              --              --         (19,877)
  Cash in lieu of fractional shares                                                       --          (4,556)             --
                                                                                ------------    ------------    ------------
     Cash provided by financing activities                                         7,873,392      (1,541,190)      6,176,944
                                                                                ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                                  (1,233,546)         57,112       8,914,961
Cash and cash equivalents at January 1                                            40,505,416      40,448,304      31,533,343
                                                                                ------------    ------------    ------------
Cash and cash equivalents at December 31                                        $ 39,271,870    $ 40,505,416    $ 40,448,304
                                                                                ============    ============    ============
SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                                        $  1,994,536    $  1,848,681    $  2,192,117
  Cash paid during the year for income taxes                                       1,378,371         795,989         943,916
Non cash investing activities

During the years ended December 31, 2000, 1999, and 1998, $84,272, $194,857,
$72,535, respectively, in loan balances were transferred to other real estate owned as a result of foreclosure proceedings.


See accompanying notes and accountant's report.                                5

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Brunswick Bancorp (the Bancorp) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiaries Brunswick Bank & Trust Company (the Bank) and Brunscor Realty, Inc. (inactive), together referred to as the Company. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily Central New Jersey with primary emphasis on Middlesex and Monmouth Counties; services are provided at six branch offices. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Basis of Consolidation

The consolidated financial statements include the accounts of Brunswick Bancorp and its wholly owned subsidiaries, Brunswick Bank & Trust Company and Brunscor Realty after elimination of all material inter-company transactions and balances.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities

Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonable that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As change in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bancorp files consolidated income tax returns with its subsidiary.

Statements of Cash Flows

The Bancorp considers all cash amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Net Income Per Share

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserves at December 31, 2000 and 1999 were $3,091,000 and $1,572,000 respectfully.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES HELD TO MATURITY

The amortized cost of securities and their approximate fair values are as follows:

                                          Gross        Gross
                         Net Carrying    Unrealized   Unrealized      Fair
                            Value         Gains        Losses        Value
                         -----------   -----------   -----------   -----------
December 31, 2000
U.S.Government and
 agency securities       $20,410,425   $   588,437   $    21,600   $20,977,262
Other securities           1,950,000            --            --     1,950,000
                         -----------   -----------   -----------   -----------
  Totals                 $22,360,425   $   588,437   $    21,600   $22,927,262
                         ===========   ===========   ===========   ===========

December 31, 1999
U.S.Government and
 agency securities       $21,013,091   $   267,618   $   280,178   $21,000,531
Other securities           1,650,000            --            --     1,650,000
                         -----------   -----------   -----------   -----------
  Totals                 $22,663,091   $   267,618   $   280,178   $22,650,531
                         ===========   ===========   ===========   ===========

    The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2000 are as follows:

                                         Net Carrying      Fair
                                             Value         Value
                                         -----------   -----------
Due in one year or less                  $ 6,000,000   $ 5,978,400
Due after one year through five years     10,383,584    10,643,700
Due after five years through ten years     5,965,000     6,040,869
Due after ten years                           11,841       264,293
                                         -----------   -----------
Totals                                   $22,360,425   $22,927,262
                                         ===========   ===========

    Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

    Securities, carried at $20,399,584 and $21,001,100 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -LOANS
Loans at December 31, 2000 and 1999 are summarized as follows:

                                      2000              1999
                                  -----------      -----------
Commercial                        $18,484,085      $10,634,153
Real estate construction            9,072,827        4,332,357
Commercial real estate             13,090,722       11,652,643
Residential real estate            12,292,498       16,132,006
Consumer                            1,016,786        1,258,879
                                  -----------      -----------
                                  $53,956,918      $44,010,038

Less
 Allowance for credit losses          800,050          800,000
 Unearned fees                        132,637          107,235
                                  -----------      -----------
                                  $53,024,231      $43,102,803
                                  ===========      ===========

   An analysis of the change in the allowance for credit losses follows:

                                                 2000           1999           1998
                                              ---------      ---------      ---------
Balance at January 1                          $ 800,000      $ 801,059      $ 820,254
Credits charged off                            (258,024)      (120,992)      (161,200)
Recoveries                                           59         58,856         42,005
                                              ---------      ---------      ---------
   Net credit charged off                      (257,965)       (62,136)      (119,195)
Provision for (reversal of) credit losses       258,015         61,077        100,000
                                              ---------      ---------      ---------
Balance at December 31                        $ 800,050      $ 800,000      $ 801,059
                                              =========      =========      =========

At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB No. 114 and No. 118, amounted to approximately $1,691,698 and $853,714, respectfully. The average recorded investment in impaired loans amounted to approximately $1,432,706, $1,330,000 and $1,649,000 for the years ended December 31, 2000,
1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to approximately $245,000 and $0 at December 31, 2000 and 1999, respectively. Interest Income on impaired loans of $38,061, $94,558, and $119,000 was recognized for cash payments received in 2000, 1999 and 1998, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

NOTE 5 - PREMISES AND EQUIPMENT

A Summary of premises and equipment at December 31, 2000 and 1999 follows:

                                   2000              1999
Cost
  Land                          $  828,372       $  828,372
  Bank premises                  1,305,517          983,001
  Furniture and equipment        1,247,390        1,127,121
  Leasehold improvements            70,137           70,137
                                ----------       ----------
                                 3,451,416        3,008,631
Accumulated depreciation         1,281,645        1,137,637
                                ----------       ----------
        Net book value          $2,169,771       $1,870,994
                                ==========       ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEPOSITS
Deposit account balances at December 31, 2000 and 1999, are summarized as follows:

                                  2000              1999
                                  ----              ----
Non-interest bearing          $27,906,362       $25,353,409
Interest-bearing demand        34,079,630        26,150,513
Savings deposits               15,701,321        12,728,529
Certificates of deposit        15,723,548        21,066,079
                              -----------       -----------
                              $93,410,861       $85,298,530
                              ===========       ===========

    Certificates of deposits mature all within one year.

    NOTE 7 - BORROWED FUNDS

    Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgage backed securities.

    NOTE 8 - EMPLOYEE BENEFITS

    The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 4% of gross eligible salaries for the past five years. The Bank contributed $96,731, $96,300, and $106,500, for 2000, 1999, and 1998, respectively.

    The Bank established a non-qualified deferred compensation plan covering key employees of the bank. This plan makes discretionary incentive contributions and the benefits are vested over a 5 year period. The amount funded was $192,000, $120,000, and $120,000, for 2000, 1999, and 1998, respectively.

    The Bank has a Restricted Stock Award Plan, covering 100,000 shares of common stock, whose purpose is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee that is appointed by the Board of Directors and the period may not exceed ten years. During the year 2000, 60,000 shares were granted with a restriction period of ten years. The shares do not vest over time; all restrictions lapse at the end of this period. The shares were recorded at the market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the 10 year restriction period. Compensation expense for the year ended December 31, 2000 related to these shares of restricted stock was $41,400.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The consolidated provision for income taxes consists of the following:

                                           2000              1999           1998
                                       -----------      -----------    -----------
Currently payable
 Federal                               $ 1,126,136      $   596,609    $   822,168
 State                                     291,200          174,800        250,600
                                       -----------      -----------    -----------
                                         1,417,336          771,409      1,072,768
 Deferred Tax Benefit                     (191,725)           2,375        (85,719)
                                       -----------      -----------    -----------
                                       $ 1,225,611      $   773,784    $   987,049
                                       ===========      ===========    ===========

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                             2000           1999            1998
                                       -----------     -----------     -----------
Federal Statutory income tax at 34%    $   969,864     $   712,125     $   857,786
Effect on tax rate of:
  Tax-exempt securities                     (4,164)         (4,811)        (11,861)
  State taxes                              256,729         188,504         227,061
  Other                                   (116,554)       (122,034)        (85,937)
                                       -----------     -----------     -----------
                                       $ 1,105,875     $   773,784     $   987,049
                                       ===========     ===========     ===========

The components of the net deferred tax asset, included in other assets are as follows:

                                           2000           1999
                                       -----------     -----------
Deferred tax assets
 Allowance for loan losses             $   (67,526)    $   209,524
 Deferred Compensation                     (94,800)        222,000
Deferred tax liabilities
 Depreciation                              (29,399)        (37,299)
                                       -----------     -----------
  Net deferred tax assets              $  (191,725)    $   394,225
                                       ===========     ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK SPLITS

The Board of Directors declared a Five Shares for Fours Shares stock split payable on February 11, 1999 to stockholders of record on December 14, 1998. The stock split resulted in the Company issuing 180,346 shares. On December 14, 1999 The Board of Directors declared a two shares for one share stock split payable on January 14, 2000 to stockholders of record on December 31, 1999. These financial statements give retroactive effect to the stock splits in the computation of earnings per share.

NOTE 11- STOCK OPTION PLAN

The Company adopted on April 26, 2000 a new stock option plan for officers, key employees and Directors that provides for nonqualified and incentive options. The Board of Directors determines the option price at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

In April 2000 the Company granted stock options for 191,500 shares at an exercise price of $10.00 per share, and as of December 31, 2000, 38,300 shares were available to be exercised; as of that time no options were exercised. The Stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

                 Assumption                           2000            1999
                 ----------                           ----            ----

                 Dividend yield                         0%               0%
                 Risk-free Interest Rate             6.75%
                                                                      4.25%
                 Expected volatility               50.085%           41.34%
                 Expected Life 5 years

The Company applies APB opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:


Net Income                                    2000                1999
----------                                    ----                ----
       As reported                         $1,626,930          $1,320,702
                                           ==========          ==========
       Pro forma                             $714,272          $  849,675
                                           ==========          ==========

Basic earnings per share
       As reported                               $.90                $.75
                                                 ====                ====
       Pro forma                                 $.50                $.47
                                                 ====                ====
Diluted earnings per share
       As reported                               $.89                $.73
                                                 ====                ====
       Pro forma                                 $.50                $.47
                                                 ====                ====

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 12- RELATED PARTIES

The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which the directors are principal stockholders. These transactions are as follows:

Loans - Related parties were indebted to the Company for loans totaling $1,822,955 as of December 31, 1999. During 2000, additional advances of $6,436,915 were made and $472,508 was retired for a balance of $7,787,362 as of December 31, 2000.

Rent - One operating location of the Bank is leased from a related party. Rent paid to that party totaled $330,142, $319,139, and $309,544 for the years ended December 31, 2000, 1999 and 1998, respectively, at terms which are considered by management to be no less favorable than an arm's length agreement.

Loan participations sold - Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 2000 and 1999, these loans totaled $1,055,867 and $588,601, respectively.

Deposits - The Company is indebted to certain related parties for bank deposits made in the ordinary course of business. Rates and terms of these deposits are comparable to those offered to unrelated depositors.

Other - The Company engages in routine operating transactions with entities related to directors. These transactions are in the normal course of business and are immaterial to operations.


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to litigation and claims arising during the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

The Bank's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities at December 31, 2000 are as follows:

               Commitments to extend credit                $ 6,580,093
               Letters of credit                             1,785,025
               Commercial lines of credit                    6,786,680
               Consumer lines of credit                      2,123,231
                                                           -----------
                                                           $17,275,029
                                                           ===========

Commitments to extend credit, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those extensions of credit that are recorded on the consolidated statements of condition

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. As of the date of these financial statements, all regulatory and zoning approvals have been obtained. The Bank has begun engineering and pre-construction phases of the building.

The Bank leases the Metroplex Branch and the Livingston Avenue Branch and corporate office facility under operating lease arrangements expiring at various times through the year 2024. Minimum annual rental commitments under non-cancelable leases are as follows at December 31, 2000:

         Year Ending
         December 31                            Amount
         -----------                            ------
             2001                           $    355,042
             2002                                358,796
             2003                                367,841
             2004                                382,505
             2005                                393,883
          Thereafter                           3,573,650
                                            ------------
                                             $ 5,431,717
                                            ============


NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds and demand deposits. The cash balances are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 and 1999, the Bank had approximately $33,105,000 and $35,119,000, respectively, in excess of FDIC limits.

Loan Concentrations:

All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $18,484,085 and $10,634,153 as of December 31, 2000 and 1999, respectively, approximately $1,393,383 and $1,159,920, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $4,734,998 and $4,036,507, as of December 31, 2000 and 1999 respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 5). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                                               December 31, 2000           December 31, 1999
                                             ----------------------      ----------------------
                                             Carrying        Fair        Carrying         Fair
                             (In thousands)    Value         Value         Value          Value
                                             --------       -------      --------       -------
Financial assets
 Cash and due from banks                      $ 6,672       $ 6,672       $ 5,905       $ 5,905
 Federal funds sold                            32,600        32,600        34,600        34,600
 Securities held to maturity                   22,360        22,927        22,663        22,650
 Loans, net                                    53,024        54,635        43,103        43,569
 Accrued interest receivable                    1,047         1,047           321           321

Financial liabilities
 Deposit liabilities                           93,411         9,326        85,299        85,238
 Borrowed funds                                   392           392           631           631
 Accrued interest payable                         233           233           221           221


Off-balance-sheet liability instruments
 Loan commitments                                 N/A        15,490           N/A        13,845
 Standby letters of credit                        N/A         1,785           N/A         1,609
 Commercial letters of credit                     N/A            --           N/A


NOTE 16 - REGULATORY MATTERS

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

Quantitative measures established by regulation to insure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier 1 capital (as defined), to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The Company's actual capital amounts and ratios compared to regulatory minimum ratios and amounts are presented as follows (in thousands):


                                                    For Capital
                                                     Adequacy             Well
                                      Actual         Purposes          Capitalized
                                     -------        -----------        -----------
December 31, 2000
 Total Capital                       $24,326          $6,253              $7,817
   % of risk-weighted assets           31.12%           8.00%              10.00%
 Tier I Capital                      $23,740          $3,154              $4,731
   % of risk-weighted assets           30.11%           4.00%               6.00%
 Tier I Capital                      $23,740          $4,603              $5,754
   % of average assets                 20.63%           4.00%               5.00%

December 31, 1999
 Total Capital                       $22,658          $5,460              $6,825
   % of risk-weighted assets           33.20%           8.00%              10.00%
 Tier I Capital                       22,363           2,791               4,187
   % of risk-weighted assets           32.05%           4.00%               6.00%
 Tier I Capital                       22,363           4,255               5,319
   % of average assets                 21.02%           4.00%               5.00%

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                                     2000
                                            ------------------------------------------------
                                            March        June        September      December
                                            ------      ------       ---------      --------
Interest income                             $1,921      $2,092        $2,150        $2,292
Interest expense                               487         500           493           526
                                            ------      ------        ------        ------
Net interest income                          1,434       1,592         1,657         1,766
Provision for credit losses                     35         115            75            33
                                            ------      ------        ------        ------
Net interest income after
     provision for credit losses             1,399       1,477         1,582         1,733
Non interest income                            235         373           250           229
Non interest expenses                        1,127       1,178         1,053         1,067
                                            ------      ------        ------        ------
Income before income taxes                     507         672           779           895
Income tax expense                             203         267           441           315
                                            ------      ------        ------        ------
   Net income                               $  304      $  405        $  338        $  580
                                            ======      ======        ======        ======
   Net income per share                     $ 0.17      $ 0.22        $ 0.19        $ 0.32
                                            ======      ======        ======        ======

                                                                  1999
                                            ------------------------------------------------
                                             March       June        September      December
                                            ------      ------       ---------      --------
Interest income                             $1,812      $1,855        $1,841        $1,761
Interest expense                               485         451           460           461
                                            ------      ------        ------        ------
Net interest income                          1,327       1,404         1,381         1,300
Provision for credit losses                     25          50            75          (89)
                                            ------      ------        ------        ------
Net interest income after
   provision for credit losses               1,302       1,354         1,306         1,389
Non interest income                            231         273           231           274
Non interest expenses                        1,044       1,157         1,096           968
                                            ------      ------        ------        ------
Income before income taxes                     489         470           441           695
Income tax expense                             198         192           215           169
                                            ------      ------        ------        ------
Net income                                  $  291      $  278        $  226        $  526
                                            ======      ======        ======        ======
Net income per share                        $ 0.16      $ 0.16        $ 0.13        $ 0.30
                                            ======      ======        ======        ======

During the fourth quarter of 1999, the Company completed a comprehensive review of its loan loss reserve. As a result of that review, there were some reversals of allowance for loan losses in the fourth quarter.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION
          OF BRUNSWICK BANCORP (PARENT ONLY)



BALANCE SHEET                                            2000                1999
                                                   -------------        ------------
Assets
 Due from banks - demand deposits with
      the Bank                                      $  4,399,307        $  4,858,005
 Investments - certificate of deposit
      with the Bank                                       78,364              75,017
 Loans receivable                                        787,500
 Investment in the Bank                               19,031,911          17,696,132
 Accrued interest receivable and other assets             28,944              28,542
                                                    ------------        ------------
                                                    $ 24,326,026        $ 22,657,696
                                                    ============        ============
 Liabilities and Stockholders' Equity
 Accrued expenses and other liabilities             $         --        $         --
 Common stock                                          3,729,064           1,804,532
 Additional paid-in capital                            2,621,380           3,924,112
 Retained earnings                                    18,647,756          17,020,826
 Deferred Stock Compensation                            (580,400)                 --
 Treasury stock at cost                                  (91,774)            (91,774)
                                                    ------------        ------------
                                                    $ 24,326,026        $ 22,657,696
                                                    ============        ============

STATEMENTS OF INCOME                                Year Ended December 31, 2000
                                           ---------------------------------------------
                                                2000            1999              1998
                                           ----------       ----------       -----------
Interest income                            $   47,750      $    9,213         $  355,678
Dividends from the Bank                       300,000                            150,000
Other expenses                                 (7,500)        (20,800)           (13,051)
                                           ----------      ----------         ----------
  Income before income taxes
   and equity in undistributed net
   income of the Bank                         340,250         (11,587)           492,627
Income tax expense                             (7,700)                          (136,400)
                                           ----------      ----------         ----------
  Income before equity in
   undistributed net income of the
   bank                                       332,550         (11,587)           356,227
  Equity in undistributed net
   income of the Bank                       1,294,380       1,332,289          1,179,625
                                           ----------      ----------         ----------
  Net income                               $1,626,930      $1,320,702         $1,535,852
                                           ----------      ----------         ----------
 Net income per share of
  common stock                             $     0.90      $     0.75         $     0.85
                                           ==========      ==========         ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


STATEMENT OF CASH FLOWS

                                                        Year Ended December 31, 2000
                                                ---------------------------------------------
                                                    2000            1999               1998
                                                -----------      -----------      -----------
Cash flows from operating activities:
 Net income                                     $ 1,626,930      $ 1,320,702      $ 1,535,852
Adjustments to reconcile net income to
 net cash provided by operating activities
   (Increase) decrease in other assets                 (401)          (1,156)          60,694
   Increase (decrease) in other
     liabilities                                                     (11,370)         (18,990)
   Equity in undistributed net income
     of the Bank                                 (1,294,380)      (1,332,289)      (1,179,625)
                                                -----------      -----------      -----------

Cash provided by operating activities:              332,149          (24,113)         397,931
                                                -----------      -----------      -----------

Cash flows from investing activities:
   Net (increase) decrease in loans                (787,500)         500,000        2,900,000
   Net (increase) decrease in  certificates
     of deposit                                      (3,347)          (3,151)         921,332
                                                -----------      -----------      -----------
  Cash provided by (used in) investing
   activities                                      (790,847)         496,849        3,821,332
                                                -----------      -----------      -----------

Cash flows from financing activities:
  Cash in lieu of fractional shares                      --           (4,556)              --
      Purchase of treasury stock                         --               --          (19,877)
                                                -----------      -----------      -----------
Cash used in financing activities:                       --           (4,556)         (19,877)
                                                -----------      -----------      -----------

 Increase (decrease) in cash                       (458,698)         468,180        4,199,386
 Cash and cash equivalents, beginning
  of year                                         4,858,005        4,389,825          190,439
                                                -----------      -----------      -----------
 Cash and cash equivalents, end of year         $ 4,399,307      $ 4,858,005      $ 4,389,825
                                                ===========      ===========      ===========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 2000.