Form 10-Q
period 2001-03-31
BRUNSWICK BANCORP
filed 2001-05-04
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    -----------------------------------------

Quarter ended March 31, 2001                      Commission file number 0-14403

                                BRUNSWICK BANCORP
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)

                   -------------------------------------------

         NEW JERSEY                                           22-2610694
         ----------                                           ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                           Identification Number)

NEW BRUNSWICK, NEW JERSEY                                        08901
-------------------------                                        -----
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

COMMON STOCK, NO PAR VALUE                               1,904,532 SHARES
--------------------------                               ----------------
     (Class of Stock)                            (Outstanding at March 31, 2001)

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


                        YES  X               NO ______
                            ----

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                               1

           Consolidated Statements of Income
           Three Months Ended March 31, 2001, 2000 and 1999                   2

           Consolidated Statements of Stockholders' Equity
           Three Months Ended March 31, 2001, 2000 and 1999                   3

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001, 2000 and 1999                   4

           Notes to Consolidated Financial Statements                       5-6

Item 2.  Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                             7-8

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     9

         Signatures                                                          10

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                   MARCH 31        DECEMBER 31
                                                     2001             2000
                                                 -------------    -------------
ASSETS
Cash and due from banks                          $   6,842,548    $   6,671,870
Federal funds sold                                  22,100,000       32,600,000
                                                 -------------    -------------
  Total cash and cash equivalents                   28,942,548       39,271,870
Securities held to maturity                         27,364,967       22,360,425
Loans receivable, net                               53,129,603       53,024,231
Premises and equipment                               2,125,249        2,169,771
Other assets                                         1,607,536        1,672,255
                                                 -------------    -------------
      Total Assets                               $ 113,169,903    $ 118,498,552
                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                         $  29,689,285    $  27,906,362
    Interest bearing                                57,752,655       65,504,499
                                                 -------------    -------------
      Total deposits                                87,441,940       93,410,861
Borrowed funds                                         106,068          392,318
Accrued expenses and other liabilities                 825,221          369,347
                                                 -------------    -------------
      Total liabilities                             88,373,229       94,172,526
                                                 -------------    -------------
Stockholders' equity:
  Common stock, no par value
    Authorized 3,000,000 shares:
    issued 1,904,532 shares, March 31, 2001
    and 1,864,532 shares, December 31, 2000          3,809,064        3,729,064
  Additional paid-in capital                         3,041,380        2,621,380
  Retained earnings                                 19,102,879       18,647,756
  Deferred stock compensation                       (1,064,875)        (580,400)
  Treasury stock at cost, 9,300 shares                 (91,774)         (91,774)
                                                 -------------    -------------
      Total Stockholders' equity                    24,796,674       24,326,026
                                                 -------------    -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $ 113,169,903    $ 118,498,552
                                                 =============    =============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 2001, 2000 AND 1999
                                    UNAUDITED


                                               2001         2000         1999
                                            ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans                $1,430,056   $1,124,429   $1,034,537
  Interest on investments                      501,619      320,754      373,520
  Interest on Federal funds sold               265,543      475,619      404,275
                                            ----------   ----------   ----------
    Total interest income                    2,197,218    1,920,802    1,812,332
                                            ----------   ----------   ----------
INTEREST EXPENSE:
  Interest on deposits                         459,684      482,340      483,429
  Interest on borrowed funds                     3,753        4,147        1,839
                                            ----------   ----------   ----------
    Total interest expense                     463,437      486,487      485,268
                                            ----------   ----------   ----------
Net interest income                          1,733,781    1,434,315    1,327,064
Provision for credit losses                       --         35,000       25,000
                                            ----------   ----------   ----------
Net interest income after provision
 for credit losses                           1,733,781    1,399,315    1,302,064
                                            ----------   ----------   ----------

NON-INTEREST INCOME:
  Service fees                                 219,203      230,672      221,624
  Other non-interest income                     17,540        4,080        9,575
                                            ----------   ----------   ----------

    Total non-interest income                  236,743      234,752      231,199
                                            ----------   ----------   ----------

NON-INTEREST EXPENSES:
  Salaries and wages                           466,240      467,965      428,723
  Employee benefits                            167,707      148,099      116,209
  Occupancy                                    178,836      156,428      148,492
  Furniture and equipment                       53,239       48,299       58,996
  Other non-interest expenses                  347,279      306,516      292,085
                                            ----------   ----------   ----------
    Total non-interest expenses              1,213,301    1,127,307    1,044,505
                                            ----------   ----------   ----------

Income before income taxes                     757,223      506,760      488,758
Income tax expense                             302,100      202,850      198,200
                                            ----------   ----------   ----------

NET INCOME                                  $  455,123   $  303,910   $  290,558
                                            ==========   ==========   ==========

NET INCOME PER SHARE                        $     0.25   $     0.17   $     0.16
                                            ==========   ==========   ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 2001, 2000 AND 1999
                                    UNAUDITED

                                                                                 DEFERRED
                                   COMMON                        RETAINED         STOCK          TREASURY
                                   STOCK          SURPLUS        EARNINGS      COMPENSATION        STOCK           TOTAL
                                ------------   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998      $  1,443,840   $  4,284,804    $ 15,704,680            --      $    (91,774)   $ 21,341,550

  Net income                            --             --           290,558            --              --      $    290,558

  Stock split                        360,692       (360,692)         (4,556)           --              --      $     (4,556)
                                ------------   ------------    ------------    ------------    ------------    ------------

Balance, March 31, 1999         $  1,804,532   $  3,924,112    $ 15,990,682    $       --      $    (91,774)   $ 21,627,552
                                ============   ============    ============    ============    ============    ============

Balance, December 31, 1999      $  1,804,532   $  3,924,112    $ 17,020,826    $       --      $    (91,774)   $ 22,657,696

  Net income                            --             --           303,910            --              --           303,910

  Stock Split                      1,804,532     (1,804,532)           --              --              --              --
                                ------------   ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2000         $  3,609,064   $  2,119,580    $ 17,324,736    $       --      $    (91,774)   $ 22,961,606
                                ============   ============    ============    ============    ============    ============

Balance, December 31, 2000      $  3,729,064   $  2,621,380    $ 18,647,756    $   (580,400)   $    (91,774)   $ 24,326,026

  Net income                            --             --           455,123            --              --      $    455,123

  Deferred stock compensation         80,000        420,000            --          (500,000)           --              --

  Amortization of deferred
   stock compensation                   --             --              --            15,525            --      $     15,525
                                ------------   ------------    ------------    ------------    ------------    ------------
Balance,  March 31, 2001        $  3,809,064   $  3,041,380    $ 19,102,879    $ (1,064,875)   $    (91,774)   $ 24,796,674
                                ============   ============    ============    ============    ============    ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2001, 2000 AND 1999
                                    UNAUDITED

                                                       2001            2000            1999
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income                                         $    455,123    $    303,910    $    290,558
  Adjustments to reconcile net income to
   cash provided by operating activities:
  Provision for credit losses                              --            35,000          25,000
  Depreciation and amortization                          48,512          38,408          35,466
  Net accretion of securities discounts
   and premiums                                         (10,495)        (18,479)        (63,214)
  (Increase) decrease in other assets                    80,244        (476,281)       (344,633)
  Increase (decrease) in accrued expenses
   and other liabilities                                455,874         409,268         347,912
                                                   ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             1,029,258         291,826         291,089
                                                   ------------    ------------    ------------
INVESTING ACTIVITIES:
  Maturities of investment securities                 6,000,000            --              --
  Principal repayments on investment securities           5,953          19,062          63,833
  Purchase of investment securities                 (11,000,000)           --              --
  Net (increase) decrease in loans receivable          (105,372)       (681,564)      1,181,878
  Acquisitions of premises and equipment                 (3,990)       (243,548)           --
                                                   ------------    ------------    ------------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                          (5,103,409)       (906,050)      1,245,711
                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
  Cash paid in lieu of fractional shares                   --              --            (4,556)
  Net increase (decrease) in non-interest
   bearing deposits                                   1,782,923       1,181,711       2,796,553
  Net increase (decrease) in interest
   bearing deposits                                  (7,751,844)     (3,424,965)      3,177,191
  Net increase (decrease) in borrowed funds            (286,250)       (374,126)     (3,795,083)
  Purchase of treasury stock                               --              --              --
                                                   ------------    ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                (6,255,171)     (2,617,380)      2,174,105
                                                   ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents    (10,329,322)     (3,231,604)      3,710,905
Cash and cash equivalents at January 1               39,271,870      40,505,416      40,448,304
                                                   ------------    ------------    ------------

Cash and cash equivalents at March 31              $ 28,942,548    $ 37,273,812    $ 44,159,209
                                                   ============    ============    ============

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                    UNAUDITED


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


NOTE 2
INVESTMENT SECURITIES

The following is a comparative summary of the book values and estimated market values of investment securities:

                                                         MARCH 31, 2001

                                                     BOOK               MARKET
                                                    VALUE               VALUE
                                                  -----------        -----------
U.S. Government and agencies                      $25,414,967        $26,091,199
Other securities                                    1,950,000          1,950,000
                                                  -----------        -----------
                                                  $27,364,967        $28,041,199
                                                  ===========        ===========


                                                        DECEMBER 31, 2000

                                                     BOOK               MARKET
                                                     VALUE              VALUE
                                                  -----------        -----------
U.S. Government and agencies                      $20,410,425        $20,977,262
Other securities                                    1,950,000          1,950,000
                                                  -----------        -----------
                                                  $22,360,425        $22,927,262
                                                  ===========        ===========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                    UNAUDITED


NOTE 3
NET LOANS

The composition of net loans is as follows:

                                                    MARCH 31         DECEMBER 31
                                                      2001               2000
                                                  -----------        -----------

Commercial loans                                  $19,590,856        $18,484,085
Real estate loans                                  33,608,918         34,456,047
Consumer loans                                        818,740          1,016,786
                                                  -----------        -----------
                                                   54,018,514         53,956,918

Less:
Allowance for credit losses                           800,050            800,050
Unearned income                                        88,861            132,637
                                                  -----------        -----------
                                                  $53,129,603        $53,024,231
                                                  ===========        ===========


NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                      MARCH 31       DECEMBER 31
                                                        2001             2000
                                                     ----------       ----------
Land                                                 $  828,372       $  828,372
Buildings                                             1,309,507        1,305,517
Leasehold improvements                                   70,137           70,137
Furniture and equipment                               1,218,187        1,247,390
                                                     ----------       ----------
                                                      3,426,203        3,451,416
Less accumulated depreciation and
    amortization                                      1,300,954        1,281,645
                                                     ----------       ----------
                                                     $2,125,249       $2,169,771
                                                     ==========       ==========

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

There were some significant changes in the Corporation's Balance Sheet since December 31, 2000.

Federal funds sold decreased by $10,500,000. This decrease was the result of a net increase of $5,000,000 in investment securities and a decrease in deposits of approximately $6,000,000. These changes consequently resulted in a decrease in total assets of approximately $5,300,000.

There was no change in the allowance for credit losses, but it should be mentioned that at March 31, 2001 the allowance for credit losses totaled $800,050 which represented 60% of loans past due 90 days or more and nonaccrual loans.

The results of operation for the first quarter of 2001, compared to the same period of 2000, show an increase in income before taxes of approximately $250,000. The two main components of this increase are a $299,000 increase in net interest income offset by an increase in non-interest expenses of $86,000. The increase in non-interest expenses was mainly the result of increases in employee benefits, legal fees, supplies and credit card losses of $16,000, $13,000, $15,000 and $18,000, respectively. The increase in net interest income is analyzed in detail on page 8.

The Corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At March 31, 2001 our total risk-based capital ratio was 41.1%, which is over five times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

On January 26, 2001, Brunswick Bank & Trust Company formed BTB Investment Corp. Inc., a wholly owned investment subsidiary. BTB Investment Corp. Inc. is a New Jersey Corporation which purchases, holds and sells investments for Brunswick Bank & Trust Company. The operations and income of BTB Investment Corp. Inc. is included in the consolidated report.

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                 (IN THOUSANDS)


                                              Increase (Decrease) Due to Changes in
                                              -------------------------------------
                                                 Volume       Rates       Total
                                                  -----       -----       -----
Three Months Ended March 31, 2001
             Versus
Three Months Ended March 30, 2000
---------------------------------
Interest income on:
  Loans                                           $ 269       $  37       $ 306
  Investment securities                             103          78         181
  Federal funds sold                               (208)         (3)       (211)
                                                  -----       -----       -----

        Total interest income                       164         112         276
                                                  -----       -----       -----


Interest expense on:
  Deposits                                           (3)        (20)        (23)
  Borrowed funds                                   --          --          --
                                                  -----       -----       -----

        Total interest expense                       (3)        (20)        (23)
                                                  -----       -----       -----

        Net interest income                       $ 167       $ 132       $ 299
                                                  =====       =====       =====

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                           PART II- OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

The Corporation filed no Form 8-K during the three-month period ended March 31, 2001.

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