Form 10-Q
period 2001-06-30
BRUNSWICK BANCORP
filed 2001-07-31
CIK 771614

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                             --------------------

Quarter ended June 30, 2001                      Commission file number 0-14403

                              BRUNSWICK BANCORP
   ------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                             --------------------


            NEW JERSEY                                       22-2610694
 ----------------------------------------            -----------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)


   NEW BRUNSWICK, NEW JERSEY                                       08901
 ----------------------------                                 --------------
 (Address of Principal Executive Office)                        (Zip Code)


                                (732) 247-5800
   ------------------------------------------------------------------------
             (Registrant's Telephone Number Including Area Code)


                                NOT APPLICABLE
 ---------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year
                        If Changed Since Last Report)


   COMMON STOCK, NO PAR VALUE                          1,904,532 SHARES
--------------------------------                -----------------------------
        (Class of Stock)                       (Outstanding at June 30, 2001)

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                            No
                    --------                           ---------

                      BRUNSWICK BANCORP AND SUBSIDIARIES


                                    INDEX
                            ---------------------




                                                                               PAGE
                                                                               ----
PART I  -  FINANCIAL INFORMATION
--------------------------------
    Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets
               June 30, 2001 and December 31, 2000                               1

               Consolidated Statements of Income
               Six Months Ended June 30, 2001, 2000 and 1999                     2

               Consolidated Statements of Income
               Quarters Ended June 30, 2001, 2000 and 1999                       3

               Consolidated Statements of Stockholders' Equity
               Six Months Ended June 30, 2001, 2000 and 1999                     4

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2001, 2000 and 1999                     5

               Notes to Consolidated Financial Statements                        6-7

    Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operation                               8-9


PART II -  OTHER INFORMATION
----------------------------

    Item 6.   Exhibits and Reports on Form 8-K                                  10

    Signatures                                                                  11

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                               June 30              December 31
                                                                 2001                  2000
ASSETS:                                                   ---------------------------------------------
   Cash and due from banks                                $       6,872,635      $      6,671,870
   Federal funds sold                                            20,800,000            32,600,000
                                                          ---------------------------------------------
      Total cash and cash equivalents                            27,672,635            39,271,870
   Securities held to maturity                                   27,369,509            22,360,425
   Loans receivable, net                                         52,971,272            53,024,231
   Premises and equipment                                         1,349,803             2,169,771
   Other assets                                                   1,848,195             1,672,255
                                                          ---------------------------------------------
          TOTAL ASSETS                                    $     111,211,414      $    118,498,552
                                                          ---------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                             $      30,379,923      $     27,906,362
         Interest bearing                                        54,566,946            65,504,499
                                                          ---------------------------------------------
            Total deposits                                       84,946,869            93,410,861
      Borrowed funds                                                430,730               392,318
      Accrued expenses and other liabilities                        583,196               369,347
                                                          ---------------------------------------------
            Total liabilities                                    85,960,795            94,172,526
                                                          ---------------------------------------------
   Stockholders' equity
      Common stock, no par value
        Authorized 3,000,000 shares;
        Issued 1,904,532 shares, March 31, 2001
        and 1,864,532 shares, December 31, 2000                   3,809,064             3,729,064
      Additional paid-in capital                                  3,041,380             2,621,380
      Retained earnings                                          19,528,799            18,647,756
      Deferred stock compensation                                (1,036,850)             (580,400)
      Treasury stock at cost, 9300 shares                           (91,774)              (91,774)
                                                          ---------------------------------------------
            Total stockholders' equity                           25,250,619            24,326,026
                                                          ---------------------------------------------

            TOTAL LIABILITIES AND
               STOCKHODER' EQUITY                         $     111,211,414      $    118,498,552
                                                          ---------------------------------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001, 2000 AND 1999
UNAUDITED

                                                     2001             2000                1999
INTEREST INCOME:                                ------------------------------------------------------
   Interest and fees on loans receivable        $   2,798,075     $  2,390,874     $    2,119,781
   Interest on investments                          1,009,286          642,988            727,077
   Interest on Federal funds sold                     497,492          978,859            820,194
                                                ------------------------------------------------------
      Total interest income                         4,304,853        4,012,721          3,667,052
                                                ------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                               867,416          977,521            932,149
   Interest on borrowed funds                           5,832            9,165              4,104
                                                ------------------------------------------------------
      Total interest expense                          873,248          986,686            936,253
                                                ------------------------------------------------------

Net interest income                                 3,431,605        3,026,035          2,730,799
Provision for credit losses                             7,000          150,000             75,000
                                                ------------------------------------------------------
Net interest income after provision
   for credit losses                                3,424,605        2,876,035          2,655,799
                                                ------------------------------------------------------

NON-INTEREST INCOME:
   Service fees                                       462,610          542,849            490,201
   Other non-interest income                           23,134           65,200             13,655
                                                ------------------------------------------------------
      Total non-interest income                       485,744          608,049            503,856
                                                ------------------------------------------------------

NON-INTEREST EXPENSES
   Salaries and wages                                 958,079          938,266            888,545
   Employee benefits                                  352,222          283,117            241,726
   Occupancy                                          357,970          314,413            314,635
   Furniture and equipment                            119,815          103,974            106,941
   Other non-interest expenses                        660,570          665,614            648,925
                                                ------------------------------------------------------
      Total non-interest expenses                   2,448,656        2,305,384          2,200,772
                                                ------------------------------------------------------

Income before income tax expense                    1,461,693        1,178,700            958,883
Income tax expense                                    580,650          469,968            390,335
                                                ------------------------------------------------------
NET INCOME                                      $     881,043     $    708,732     $      568,548
                                                ------------------------------------------------------

NET INCOME PER SHARE                            $        0.46     $       0.37     $         0.30
                                                ------------------------------------------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 2001, 2000 AND 1999
UNAUDITED

                                                      2001              2000              1999
INTEREST INCOME:                                ------------------------------------------------------
   Interest and fees on loans receivable        $   1,368,019     $  1,266,445     $    1,085,244
   Interest on investments                            507,667          322,234            353,557
   Interest on Federal funds sold                     231,949          503,240            415,919
                                                ------------------------------------------------------
      Total interest income                         2,107,635        2,091,919          1,854,720
                                                ------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                               407,732          495,181            448,720
   Interest on borrowed funds                           2,079            5,018              2,265
                                                ------------------------------------------------------
      Total interest expense                          409,811          500,199            450,985
                                                ------------------------------------------------------

Net interest income                                 1,697,824        1,591,720          1,403,735
Provision for credit losses                             7,000          115,000             50,000
                                                ------------------------------------------------------
Net interest income after provision
   for credit losses                                1,690,824        1,476,720          1,353,735
                                                ------------------------------------------------------

NON-INTEREST INCOME:
   Service fees                                       243,407          312,177            268,577
   Other non-interest income                            5,594           61,120              4,080
                                                ------------------------------------------------------
      Total non-interest income                       249,001          373,297            272,657
                                                ------------------------------------------------------

NON-INTEREST EXPENSES
   Salaries and wages                                 491,839          470,301            459,822
   Employee benefits                                  184,515          135,018            125,517
   Occupancy                                          179,134          157,985            166,143
   Furniture and equipment                             66,576           55,675             47,945
   Other non-interest expenses                        313,291          359,098            356,840
                                                ------------------------------------------------------
      Total non-interest expenses                   1,235,355        1,178,077          1,156,267
                                                ------------------------------------------------------

Income before income tax expense                      704,470          671,940            470,125
Income tax expense                                    278,550          267,118            192,135
                                                ------------------------------------------------------
NET INCOME                                      $     425,920     $    404,822     $      277,990
                                                ------------------------------------------------------

NET INCOME PER SHARE                            $        0.21     $       0.21     $         0.15
                                                ------------------------------------------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001, 2000 AND 1999
UNAUDITED





                                      COMMON                          RETAINED
                                      STOCK          SURPLUS          EARNINGS
                                 -------------------------------------------------
Balance, December 31, 1998       $    1,443,840  $     4,284,804  $    15,704,680

Net income                                 ----             ----          568,548

Stock split                             360,692         (360,692)          (4,556)
                                 -------------------------------------------------
Balance, June 30, 1999           $    1,804,532  $     3,924,112  $    16,268,672
                                 -------------------------------------------------



Balance, December 31, 1999       $    1,804,532  $     3,924,112  $    17,020,826

Net income                                 ----             ----          708,732

Stock split                           1,804,532       (1,804,532)            ----

Restricted stock awards                 120,000         (120,000)            ----
                                 -------------------------------------------------
Balance, June 30, 2000           $    3,729,064  $     1,999,580  $    17,729,558
                                 -------------------------------------------------



Balance, December 31, 2000       $    3,729,064  $     2,621,380  $    18,647,756

Net income                                 ----             ----          881,043

Deferred stock compensation              80,000          420,000             ----

Amortization of deferred
   stock compensation                      ----             ----             ----
                                 -------------------------------------------------
Balance, June 30, 2001           $    3,809,064  $     3,041,380  $    19,528,799
                                 -------------------------------------------------

                                     DEFERRED
                                      STOCK
                                     COMPEN-           TREASURY
                                     SATION             STOCK             TOTAL
                                --------------------------------------------------------
Balance, December 31, 1998      $           ----    $      (91,774)    $   21,341,350

Net income                                  ----               ----           568,548

Stock split                                 ----               ----            (4,558)
                                --------------------------------------------------------
Balance, June 30, 1999          $           ----    $      (91,774)    $   21,905,542
                                --------------------------------------------------------



Balance, December 31, 1999      $           ----    $      (91,774)    $   22,657,696

Net income                                  ----              ----            708,732

Stock split                                 ----              ----               ----

Restricted stock awards                     ----              ----               ----
                                --------------------------------------------------------
Balance, June 30, 2000          $           ----    $      (91,774)    $   23,366,428
                                --------------------------------------------------------



Balance, December 31, 2000      $       (580,400)   $      (91,774)    $   24,326,026

Net income                                  ----              ----            881,043

Deferred stock compensation             (500,000)             ----               ----

Amortization of deferred
   stock compensation                     43,550              ----             43,550
                                --------------------------------------------------------
Balance, June 30, 2001          $     (1,036,850)   $      (91,774)    $   25,250,619
                                --------------------------------------------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001, 2000 AND 1999
UNAUDITED


                                                                  2001                2000              1999
                                                          --------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                             $        881,043    $        708,732    $       568,548
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                  7,000             150,000             75,000
        Depreciation and amortization                              101,970              77,676             70,911
        Net accretion of securities discounts                      (35,724)            (32,196)          (104,566)
        (Increase) decrease in other assets                       (175,940)           (608,321)          (108,547)
        Increase (decrease) in other liabilities                   213,849             233,128            213,425
                                                          --------------------------------------------------------------
           Net cash provided (used) by operating activities        992,198             529,019            714,771
                                                          --------------------------------------------------------------

INVESTING ACTIVITIES:
   Maturities of securities                                      6,000,000           4,000,000               ----
   Principal repayments on securities                               26,640              33,356            105,792
   Purchases of securities                                     (11,000,000)         (6,324,500)              ----
   Net (increase) decrease in loans receivable                      45,959          (4,922,018)         2,023,934
   Acquisitions of premises and equipment                         (160,225)           (289,204)           (64,212)
   Proceeds from sales of premises and equipment                   878,223                ----                ----
                                                          --------------------------------------------------------------
           Net cash provided (used) by investing activities     (4,209,403)         (7,502,366)         2,065,514
                                                          --------------------------------------------------------------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                             ----                ----             (4,556)
   Amortization of deferred stock compensation                      43,550                ----               ----
   Net increase (decrease) in non-interest
     bearing deposits                                            2,473,561           2,096,845          2,471,744
   Net increase (decrease) in interest
     bearing deposits                                          (10,937,553)         (5,140,424)        (5,276,519)
   Net increase (decrease) in borrowed funds                        38,412              (9,336)           (88,012)
                                                          --------------------------------------------------------------
           Net cash provided (used) by financing activities     (8,382,030)         (3,052,915)        (2,897,343)
                                                          --------------------------------------------------------------

Increase (decrease) in cash and cash equivalents               (11,599,235)        (10,026,262)          (117,058)
Cash and cash equivalents at January 1                          39,271,870          40,505,416         40,448,304
                                                          --------------------------------------------------------------
Cash and cash equivalents at June 30                      $     27,672,635    $     30,479,154    $    40,331,246
                                                          --------------------------------------------------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1
 BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented includes all normal and recurring adjustments considered necessary for a fair presentation of the interim period results.




 NOTE 2
 SECURITIES HELD TO MATURITY

 The following is a comparative summary of the book values and estimated market values of of securities held to maturity:



                                                       JUNE 30, 2001
                                                    BOOK           MARKET
                                                    VALUE           VALUE
                                               --------------------------------
 U.S. Government and agency securities         $  25,419,509    $ 25,976,198
 Other securities                                  1,950,000       1,950,000
                                               --------------------------------
                                               $  27,369,509    $ 27,926,198
                                               --------------------------------

                                                      DECEMBER 31, 2000
                                                    BOOK           MARKET
                                                    VALUE           VALUE
                                               --------------------------------
 U.S. Government and agency securities         $  20,410,425    $ 20,977,262
 Other securities                                  1,950,000       1,950,000
                                               --------------------------------
                                               $  22,360,425    $ 22,927,262
                                               --------------------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 3
 NET LOANS RECEIVABLE

 The composition of net loans receivabe is as follows:

                                                    JUNE 30        DECEMBER 31
                                                      2001             2000
                                               -----------------------------------------
 Commercial loans                              $     22,105,927    $   18,484,085
 Real estate loans                                   31,178,592        34,456,047
 Cosumer loans                                          820,876         1,016,786
                                               -----------------------------------------
                                                     54,105,395        53,956,918
 Less:
   Allowance for credit losses                        1,058,697           800,050
   Unearned income                                       75,426           132,637
                                               -----------------------------------------
                                               $     52,971,272    $   53,024,231
                                               -----------------------------------------


 NOTE 4
 PREMISES AND EQUIPMENT

 The major components of premises and equipment are as follows:



                                                    JUNE 30        DECEMBER 31
                                                      2001            2000
                                               -----------------------------------------
 Land                                          $        516,927    $      828,372
 Bank premises                                          745,958         1,305,517
 Leasehold improvements                                 183,024            70,137
 Furniture and equipment                              1,241,637         1,247,390
                                               -----------------------------------------
                                                      2,687,546         3,451,416
 Less accumulated depreciation
   and amortization                                   1,337,742         1,281,645
                                               -----------------------------------------
                                               $      1,349,804    $    2,169,771
                                               -----------------------------------------

                      BRUNSWICK BANCORP AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                JUNE 30, 2001


There were some significant changes in the Corporation's Balance Sheet since December 31, 2000.

Federal funds sold decreased by $11,800,000. This decrease, for the most part, was the result of a net increase of $5,000,000 in investment securities and a decrease in deposits of approximately $8,500,000.

Premises and equipment decreased by $820,000 primarily because of the sale of bank premises located in North Brunswick, New Jersey. This branch location is presently being leased by the Corporation from the buyer of the property.

The allowance for credit losses increased by approximately $259,000 which was mostly due to a net recovery totaling $251,647. At June 30, 2001 the allowance for credit losses totaled $1,058,697 which represented 122% of loans past due 90 days or more and nonaccrual loans.

The results of operations for the first half of 2001, compared to the same period of 2000, show an increase in income before taxes of approximately $283,000. The favorable components of this increase are a $406,000 increase in net interest income and a $143,000 decrease in the provision for credit losses. On the negative side, non-interest income decreased by $122,000 and non-interest expenses increased by $143,000.

Basically there are two main reasons for the decrease in non-interest income. During 2000 a $57,000 gain was realized from the sale of real estate acquired through foreclosure, and during 2001 merchant charge card income decreased by $86,000. The increase in non-interest expenses was mainly the result of increased personnel expenses.

The increase in net interest income is analyzed in detail on page 9.

The corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At June 30, 2001 our total risk-based capital ratio was 42.6% which is over five times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

 BRUNSWICK BANCORP AND SUBSIDIARIES
 ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                    Increase (Decrease) Due to Changes in
                                             ---------------------------------------------------
                                              Volume             Rates                Total
                                             ------------      ------------         ------------
 Six Months Ended June 30, 2001
              Versus
 Six Months Ended June 30, 2000
 ------------------------------
 Interest income on:
   Loans receivable                            $    437          $     (30)           $    407
   Securities held to maturity                      175                191                 366
   Federal funds sold                              (341)              (140)               (481)
                                             ---------------------------------------------------
          Total interest income                     271                 21                 292
                                             ---------------------------------------------------
 Interest expense on:
   Deposits                                         (24)               (87)               (111)
   Borrowed funds                                    (3)               ---                  (3)
                                             ---------------------------------------------------
          Total interest expense                    (27)               (87)               (114)
                                             ---------------------------------------------------
          Net interest income                  $    298          $     108            $    406
                                             ---------------------------------------------------

 Quarter Ended June 30, 2001
              Versus
 Quarter Ended June 30, 2000
 ---------------------------
 Interest income on:
   Loans receivable                            $    166          $      (65)          $     101
   Securities held to maturity                       72                 114                 186
   Federal funds sold                              (122)               (149)               (271)
                                             ---------------------------------------------------
          Total interest income                     116                (100)                 16
                                             ---------------------------------------------------
 Interest expense on:
   Deposits                                         (20)                (67)                (87)
   Borrowed funds                                    (2)                 (1)                 (3)
                                             ---------------------------------------------------
          Total interest expense                    (22)                (68)                (90)
                                             ---------------------------------------------------
          Net interest income                  $    138          $      (32)          $      106
                                             ---------------------------------------------------

 BRUNSWICK BANCORP AND SUBSIDIARIES
 PART II - OTHER INFORMATION



 ITEM 6
 EXHIBITS AND REPORTS ON FORM 8-K
 --------------------------------
 The Corporation filed no Form 8-K during the three months ended June 30, 2001.

 BRUNSWICK BANCORP AND SUBSIDIARIES
 SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.





              BRUNSWICK BANCORP ANDUSUBSIDIARIESRP AND SUBSIDIARIES


       07/20/01                         /s/ ROMAN T. GUMINA
 --------------------                   -------------------------------
         Date                           Roman T. Gumina, President


       07/20/01                         /s/ THOMAS FORNALE
 --------------------                   -------------------------------
         Date                           Thomas Fornale, Treasurer