Form 10-Q
period 2001-09-30
BRUNSWICK BANCORP
filed 2001-11-08
CIK 771614

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended September 30, 2001	Commission file number 0-14403

BRUNSWICK BANCORP

(Exact Name of Registrant as Specified in its Charter)

NEW JERSEY	22-2610694

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

NEW BRUNSWICK, NEW JERSEY	08901

(Address of Principal Executive Office)	(Zip Code)

(732) 247-5800

(Registrant’s Telephone Number Including Area Code)

NOT APPLICABLE

(Former Name, Former Address and Former Fiscal Year
If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE	1,904,532 SHARES

(Class of Stock)	(Outstanding at September 30, 2001)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

BRUNSWICK BANCORP AND SUBSIDIARIES

INDEX

			PAGE
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets September 30, 2001 and December 31, 2000	1

		Consolidated Statements of Income Nine Months Ended September 30, 2001, 2000 and 1999	2

		Consolidated Statements of Income Quarters Ended September 30, 2001, 2000 and 1999	3

		Consolidated Statements of Stockholders’ Equity Nine Months Ended September 30, 2001, 2000 and 1999	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001, 2000 and 1999	5

		Notes to Consolidated Financial Statements	6-7

	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	8-9

PART II -	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	10

	Signatures		11

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30	December 31
	2001	2000

ASSETS:

Cash and due from banks	$7,148,290	$6,671,870

Federal funds sold	29,700,000	32,600,000

Total cash and cash equivalents	36,848,290	39,271,870

Securities held to maturity	24,374,051	22,360,425

Loans receivable, net	53,716,158	53,024,231

Premises and equipment	1,296,846	2,169,771

Other assets	1,320,957	1,672,255

TOTAL ASSETS	$117,556,302	$118,498,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:

Deposits:

Non-interest bearing	$28,463,449	$27,906,362

Interest bearing	62,251,848	65,504,499

Total deposits	90,715,297	93,410,861

Borrowed funds	507,896	392,318

Accrued expenses and other liabilities	653,453	369,347

Total liabilities	91,876,646	94,172,526

Stockholders’ equity

Common stock, no par value

Authorized 3,000,000 shares; Issued 1,904,532 shares, September 30, 2001 and 1,864,532 shares, December 31, 2000	3,809,064	3,729,064

Additional paid-in capital	2,973,380	2,621,380

Retained earnings	19,929,811	18,647,756

Deferred stock compensation	(940,825)	(580,400)

Treasury stock at cost, 9300 shares	(91,774)	(91,774)

Total stockholders’ equity	25,679,656	24,326,026

TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY	$117,556,302	$118,498,552

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
UNAUDITED

	2001	2000	1999

INTEREST INCOME:

Interest and fees on loans receivable	$4,154,751	$3,712,871	$3,159,541

Interest on investments	1,466,711	1,133,076	1,067,689

Interest on Federal funds sold	698,003	1,317,319	1,280,281

Total interest income	6,319,465	6,163,266	5,507,511

INTEREST EXPENSE:

Interest on deposits	1,194,503	1,466,604	1,388,890

Interest on borrowed funds	7,572	13,477	6,995

Total interest expense	1,202,075	1,480,081	1,395,885

Net interest income	5,117,390	4,683,185	4,111,626

Provision for credit losses	28,000	225,000	150,000

Net interest income after provision for credit losses	5,089,390	4,458,185	3,961,626

NON-INTEREST INCOME:

Service fees	674,863	788,050	717,337

Other non-interest income	44,074	69,281	17,735

Total non-interest income	718,937	857,331	735,072

NON-INTEREST EXPENSES

Salaries and wages	1,453,278	1,386,729	1,365,289

Employee benefits	533,402	421,198	363,171

Occupancy	542,794	475,837	461,494

Furniture and equipment	166,474	160,329	162,039

Other non-interest expenses	934,874	913,747	944,521

Total non-interest expenses	3,630,822	3,357,840	3,296,514

Income before income tax expense	2,177,505	1,957,676	1,400,184

Income tax expense	895,450	910,860	604,904

NET INCOME	$1,282,055	$1,046,816	$795,280

NET INCOME PER SHARE	$0.67	$0.55	$0.42

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
UNAUDITED

	2001	2000	1999

INTEREST INCOME:

Interest and fees on loans receivable	$1,356,676	$1,321,997	$1,039,760

Interest on investments	457,425	490,088	340,612

Interest on Federal funds sold	200,511	338,460	460,087

Total interest income	2,014,612	2,150,545	1,840,459

INTEREST EXPENSE:

Interest on deposits	327,087	489,083	456,741

Interest on borrowed funds	1,740	4,312	2,891

Total interest expense	328,827	493,395	459,632

Net interest income	1,685,785	1,657,150	1,380,827

Provision for credit losses	21,000	75,000	75,000

Net interest income after provision for credit losses	1,664,785	1,582,150	1,305,827

NON-INTEREST INCOME:

Service fees	212,253	245,201	227,136

Other non-interest income	20,940	4,081	4,080

Total non-interest income	233,193	249,282	231,216

NON-INTEREST EXPENSES

Salaries and wages	495,199	448,463	476,744

Employee benefits	181,180	138,081	121,445

Occupancy	184,824	161,424	146,859

Furniture and equipment	46,659	56,355	55,098

Other non-interest expenses	274,304	248,133	295,596

Total non-interest expenses	1,182,166	1,052,456	1,095,742

Income before income tax expense	715,812	778,976	441,301

Income tax expense	314,800	440,892	214,569

NET INCOME	$401,012	$338,084	$226,732

NET INCOME PER SHARE	$0.21	$0.18	$0.12

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
UNAUDITED

				DEFERRED
				STOCK
	COMMON		RETAINED	COMPEN-	TREASURY
	STOCK	SURPLUS	EARNINGS	SATION	STOCK	TOTAL

Balance, December 31, 1998	$1,443,840	$4,284,804	$15,704,680	$—	$(91,774)	$21,341,550

Net income	—	—	795,280	—	—	795,280

Stock split	360,692	(360,692)	(4,556)	—	—	(4,556)

Balance, September 30, 1999	$1,804,532	$3,924,112	$16,495,404	$—	$(91,774)	$22,132,274

Balance, December 31, 1999	$1,804,532	$3,924,112	$17,020,826	$—	$(91,774)	$22,657,696

Net income	—	—	1,046,816	—	—	1,046,816

Stock split	1,804,532	(1,804,532)	—	—	—	—

Restricted stock awards	120,000	(120,000)	—	—	—	—

Balance, September 30, 2000	$3,729,064	$1,999,580	$18,067,642	$—	$(91,774)	$23,704,512

Balance, December 31, 2000	$3,729,064	$2,621,380	$18,647,756	$(580,400)	$(91,774)	$24,326,026

Net income	—	—	1,282,055	—	—	1,282,055

Deferred stock compensation	80,000	352,000	—	(432,000)	—	—

Amortization of deferred stock compensation	—	—	—	71,575	—	71,575

Balance, September 30, 2001	$3,809,064	$2,973,380	$19,929,811	$(940,825)	$(91,774)	$25,679,656

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
UNAUDITED

	2001	2000	1999

OPERATING ACTIVITIES:

Net income	$1,282,055	$1,046,816	$795,280

Adjustments to reconcile net income to cash provided by operating activities:

Provision for credit losses	28,000	225,000	150,000

Depreciation and amortization	142,305	124,433	107,762

Net accretion of securities discounts	(63,365)	(43,174)	(137,154)

(Increase) decrease in other assets	351,298	(711,894)	(265,005)

Increase (decrease) in other liabilities	284,106	308,252	393,416

Net cash provided (used) by operating activities	2,024,399	949,433	1,044,299

INVESTING ACTIVITIES:

Maturities of securities	9,000,000	4,100,000	500,000

Principal repayments on securities	49,739	39,806	138,980

Purchases of securities	(11,000,000)	(14,324,500)	—

Net (increase) decrease in loans receivable	(719,927)	(8,490,949)	2,672,105

Acquisitions of premises and equipment	(160,225)	(391,735)	(229,825)

Proceeds from sale of foreclosed real estate	—	—	132,615

Proceeds from sales of premises and equipment	890,845	—	—

Net cash provided (used) by investing activities	(1,939,568)	(19,067,378)	3,213,875

FINANCING ACTIVITIES:

Cash paid in lieu of fractional shares	—	—	(4,556)

Amortization of deferred stock compensation	71,575	—	—

Net increase (decrease) in non-interest bearing deposits	557,087	2,302,638	1,283,325

Net increase (decrease) in interest bearing deposits	(3,252,651)	(5,099,556)	(4,212,170)

Net increase (decrease) in borrowed funds	115,578	(303,160)	136,242

Net cash provided (used) by financing activities	(2,508,411)	(3,100,078)	(2,797,159)

Increase (decrease) in cash and cash equivalents	(2,423,580)	(21,218,023)	1,461,015

Cash and cash equivalents at January 1	39,271,870	40,505,416	40,448,304

Cash and cash equivalents at September 30	$36,848,290	$19,287,393	$41,909,319

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

	SEPTEMBER 30, 2001

	BOOK	MARKET
	VALUE	VALUE

U.S. Government and agency securities	$22,424,051	$23,363,855

Other securities	1,950,000	1,950,000

	$24,374,051	$25,313,855

	DECEMBER 31, 2000

	BOOK	MARKET
	VALUE	VALUE

U.S. Government and agency securities	$20,410,425	$20,977,262

Other securities	1,950,000	1,950,000

	$22,360,425	$22,927,262

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

	SEPTEMBER 30	DECEMBER 31
	2001	2000

Commercial loans	$23,399,864	$18,484,085

Real estate loans	30,721,735	34,456,047

Consumer loans	757,041	1,016,786

	54,878,640	53,956,918

Less:

Allowance for credit losses	1,082,053	800,050

Unearned income	80,429	132,637

	$53,716,158	$53,024,231

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

	SEPTEMBER 30	DECEMBER 31
	2001	2000

Land	$516,927	$828,372

Bank premises	745,958	1,305,517

Leasehold improvements	183,024	70,137

Furniture and equipment	1,178,535	1,247,390

	2,624,444	3,451,416

Less accumulated depreciation and amortization	1,327,598	1,281,645

	$1,296,846	$2,169,771

BRUNSWICK BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2001

There were no significant changes in the Corporation's Balance Sheet since December 31, 2000.

Federal funds sold decreased by $2,900,000. This decrease, for the most part, was the result of a net increase of $2,000,000 in investment securities.

Premises and equipment decreased by $873,000 primarily because of the sale of bank premises located in North Brunswick, New Jersey. This branch location is presently under lease by the Corporation from the buyer of the property.

The allowance for credit losses increased by approximately $282,000, which was mostly due to net recoveries totaling $254,000. At September 30, 2001 the allowance for credit losses totaled $1,082,053 which represented 56% of loans past due 90 days or more and nonaccrual loans.

The results of operations for the first three quarters of 2001, compared to the same period of 2000, show an increase in income before taxes of approximately $220,000. The favorable components of this increase are a $434,000 increase in net interest income and a $197,000 decrease in the provision for credit losses. On the negative side, non-interest income decreased by $138,000 and non-interest expenses increased by $273,000.

Basically there are two main reasons for the decrease in non-interest income. During 2000 a $57,000 gain was realized from the sale of real estate acquired through foreclosure, and during 2001 merchant charge card income decreased by $113,000. The increase in non-interest expenses was mainly the result of increased personnel expenses, building rent and building repairs.

The increase in net interest income is analyzed in detail on page 9.

The corporation continues to be “Well Capitalized” which is the highest classification a bank can receive. At September 30, 2001 our total risk-based capital ratio was 42.3% which is over five times the regulatory requirement.

In Management’s opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Increase (Decrease) Due to Changes in

	Volume	Rates	Total

Nine Months Ended September 30, 2001
Versus
Nine Months Ended September 30, 2000

Interest income on:

Loans receivable	$482	$(41)	$441

Securities held to maturity	68	266	334

Federal funds sold	(265)	(354)	(619)

Total interest income	285	(129)	156

Interest expense on:

Deposits	(59)	(214)	(273)

Borrowed funds	(3)	(2)	(5)

Total interest expense	(62)	(216)	(278)

Net interest income	$347	$87	$434

Quarter Ended September 30, 2001
Versus
Quarter Ended September 30, 2000

Interest income on:

Loans receivable	$128	$(93)	$35

Securities held to maturity	(117)	84	(33)

Federal funds sold	31	(168)	(137)

Total interest income	42	(177)	(135)

Interest expense on:

Deposits	(31)	(131)	(162)

Borrowed funds	(1)	(1)	(2)

Total interest expense	(32)	(132)	(164)

Net interest income	$74	$(45)	$29

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended September 30, 2001.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BRUNSWICK BANCORP AND SUBSIDIARIES

10/25/01 Date	Roman T. Gumina Roman T. Gumina, President

10/25/01 Date	Thomas Fornale Thomas Fornale, Treasurer