Form 10-K405
period 2001-12-31
BRUNSWICK BANCORP
filed 2002-03-15
CIK 771614

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-14403

BRUNSWICK BANCORP
(Exact name of Registrant as specified in its Charter)

New Jersey	22-2610694

(State or other jurisdiction of	(IRS employer

incorporation or organization)	identification number)

439 Livingston Avenue

New Brunswick, NJ	08901

(Address of Principal Executive Offices)	(Zip Code)

(732) 247-5800
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
Common Stock, no value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        yes [X] no [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K.          [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 7, 2002 was $22,283,024.

The number of shares of Registrant’s Common Stock, no par value, outstanding as of February 7, 2002 was 1,904,532.

BRUNSWICK BANCORP
DOCUMENTS INCORPORATED BY REFERENCE

Part(s) Into

Documents	Which Incorporated

The Proxy Statement will be completed, and filed with the SEC within 120 days of the end of the Registrant’s fiscal year end. The information in the Proxy Statement under the captions “Proposal No. 1- Election of Directors”, “Directors’ Compensation”, “Executive Compensation”, “Beneficial Ownership of Common Stock by Management and Principal Shareholders”, “Certain Transactions with Management” and “Compensation Committee Interlocks and Insider Participation”, is the only information incorporated by reference in this Annual Report on Form 10-K. Information in the Proxy Statement required by Paragraphs (k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of the Annual Report on Form 10-K.

III

With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

BRUNSWICK BANCORP

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2001

PART I

Item 1. Business

         (a)  General Development of Business
Bunswick Bancorp (“BB”, “Registrant” or “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). BB was organized under the laws of New Jersey in 1984 by Brunswick Bank and Trust Company (the “Bank”) for the purpose of creating a holding company for the Bank. Effective January 16, 1986, BB acquired all the outstanding shares of the Bank.

The Bank was incorporated as a state-chartered New Jersey bank in 1970 under the name of Bank of Manalapan. That entity merged with New Brunswick Trust Company in 1977, forming Brunswick Bank and Trust Company.

The Bank in 2001 created a wholly owned subsidiary to manage the Bank’s investment portfolio. BTB Investment Corp. Inc. was formed and now manages and operates the Bank’s investments.

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

The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by Brunswick Bank and Trust Company to BB and its affiliates (except affiliates that are banks). All such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Bank to BB and its affiliate may not exceed 20% of the Bank’s capital stock and surplus and, singly, to BB or any affiliates may not exceed 10% of the Bank’s capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by the acceptance as loan collateral of securities issued by the purchase of assets from, and the issuance of a guarantee of standby letter-of-credit on behalf of BB or any of its affiliates.

Capital Requirements

Bank holding companies must comply with the Federal Reserve Board’s risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8.00% is required. At least 4% of an institution’s qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consists primarily of common stockholders’ equity minus goodwill.

Tier 2 capital consists of an institution’s allowances for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 2001, the Company’s Total Capital ratio was 43.25% consisting of a Tier 1 ratio of 41.99% and Tier 2 ratio of 1.26%. Such ratios exceed the current regulatory requirements.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, must maintain a ratio of 100-200 basis points above the 3% minimum. As of December 31, 2001, the consolidated Company had a leverage capital ratio of 22.13%.

The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC’s capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 2001. As of December 31, 2001, the Bank had a risk weighted capital ratio of 18.13% and a leverage capital ratio of 23.21%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” significantly undercapitalized,” or “critically undercapitalized,” and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 ratio of at least 5.0 percent, and (iv) meets certain requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 ratio of at lest 4.6 percent, (iii) has a Tier 1 leverage ratio (a) at least 4.0 percent of (b) at least 3.0 percent if the institution was rated I in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent (ii) has a Tier 1 risk based capital of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent is the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

Holding Company Supervision

Generally, the Bank Holding Company Act limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking of managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation “Y” has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and, more recently, discount brokerage services. BB is not currently conducting these activities.

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

The Riegle-Neal Interstate Banking and Branching Act of 1994 (the “Interstate Banking and Branching Act”) enables bank holding companies to acquire banks in states other than its home state regardless of applicable state law. The Interstate Banking and Branching Act also authorize banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to “opt-out” of this provision, thereby prohibiting interest branching in such states. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. The vast majority of states has allowed inter-state banking by merger but has not authorized de novo branching.

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

BB is a legal entity separate from the Bank. The Bank is BB’s principal asset. Dividends from the Bank are BB’s primary source of income. As explained under Item 5, legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to BB.

The Bank maintains its head office in New Brunswick, New Jersey. The Bank operates out of its head office and 5 branch offices in Monmouth and Middlesex Counties.

At December 31, 2001, BB and its subsidiary Bank had deposits of $81,627,501 total loans of $56,090,636, and total assets of $109,003,684. The Bank in the year 2001 to stay competitive, offered a new banking service to its new and established customers, Internet Banking. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 51 full-time employees as of December 31, 2001.

The primary emphasis of the Company’s lending activities is in the commercial lending area. As of December 31, 2001, 45.5% of the loan portfolio is in commercial loans, 8.0% in construction first mortgage loans, 23.7% in commercial first mortgage loans, 21.3% in residential loans, and 1.5% in installment loans. The composition of the loan portfolio represents a shift from the year 2000. During 2001 a substantial portion of new commercial loans were made and a reduction in construction first mortgage loans. The Company’s lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical area. However, the concentration of the Company’s real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short-term maturity dates.

There are numerous commercial banks throughout New Jersey, many of which have offices in Monmouth and Middlesex Counties, New Jersey. In common with the entire banking industry, the Bank experiences strong competition for banking business in its market area. The Bank competes both for deposits and loans with other national and state banks, mutual savings banks, finance companies, credit unions, and other financial institutions. While many of the Bank’s competitors are larger and have greater financial resources, in the opinion of the Bank, the size of its financial resources has imposed no substantial impediment to its normal lending functions. The Bank is limited, however, in making commercial loans to an amount not in excess of fifteen percent of its capital in most circumstances. The Bank has, on occasion, arranged for participation by other institutions when it has made larger loans. Additionally, BB participates in certain loans with the Bank as permitted by the Federal Reserve Bank of New York.

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

Name,
Position with	Officer of	Principal Occupation
BB, and Age	BB Since	During Past Five Years
Roman Gumina Chief Operating Officer 42	1987	President Brunswick Bank & Trust

Thomas A. Fornale Secretary/Treasurer Controller 63	1989	Controller Brunswick Bank & Trust

         (f)  Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.
Sets forth on the following pages are the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.

I.	Distribution of Assets

	Liabilities and Stockholders’

	Equity; Interest Rates and

	Interest Differential	13-14

II.	Investment Portfolio	14-15

III.	Loan Portfolio	15-16

IV.	Summary of Loan Loss Experience	17-18

V.	Deposits	18

VI.	Return on Equity and Assets	19

VII.	Short-Term Borrowings	19

Item 2. Properties

The Bank currently operates from its main office, and five branch offices. The Bank leases the main office and one branch. The Bank owns four of the branch offices.

The following is a list of offices the Bank owns:

		Approximate
Branch	Address	Square Feet
George Street	352 George Street New Brunswick, NJ 08901	4,700

South Brunswick- Monmouth Junction	Monmouth Junction Road and Kingston Lane Monmouth Jct., NJ 08852	2,000

Freehold	444 West Main Street Freehold, NJ 07728	2,000

The following is a list of offices, which the Bank leases:

			Expiration
Branch	Address	Square Feet	Date of Lease
Main Office	439 Livingston Avenue New Brunswick, NJ 08901	8,400 and 4,000 (basement)	December 2010

Edison	Plainfield Avenue and Metroplex Drive Edison, NJ 08817	3,400	February 2004

North Brunswick	1060 Aaron Road North Brunswick, NJ 08902	3,000	April 2021

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of BB during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrants’ Common Equity and Related Shareholder Matters

BB had 377 shareholders of record as of December 31, 2001.

The Company’s stock is thinly traded and there can be no assurance that a more active trading market will develop. Ryan, Beck & Co., located at 80 Main Street, West Orange, New Jersey 07052, periodically issues information about stocks of small and large commercial banks in New Jersey and acts as a market maker for small New Jersey bank stocks. Brunswick Bankcorp is listed on the American Stock Exchange under the symbol “BRB”. The quarterly information represents the high and low sales price as it is reported by the exchange.

	2001		2000

	High	Low	High	Low
1st Quarter	13.20	12.00	14.00	10.50

2nd Quarter	12.50	11.88	12.38	10.50

3rd Quarter	11.65	10.00	11.75	10.75

4th Quarter	12.00	10.25	12.00	11.25

Payments of dividends by Brunswick Bank and Trust Company to BB are restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 2001, approximately $11 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. The Registrant issued 20% stock dividends in 1999, and cash was paid in lieu of fractional shares. No dividends were paid in the years 2001, 2000 and 1998. The Board of Directors is considering a dividend in 2002, but has not yet determined if cash dividends will be reinstituted.

Stock Split

The Board of Directors declared a Two Shares for One Share stock split payable on January 14, 2000 to stockholders of record on December 31, 1999. The stock split resulted in the Company issuing 902,266 shares. These financial statements give retroactive effect to the stock split.

Earnings per share have been restated to reflect the stock split declared.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data concerning BB:

	Year Ended December 31

	(Dollars in Thousands Except Per Share Data)

	2001	2000	1999	1998	1997
Interest income	$8,198	$8,455	$7,269	$7,946	$7,762

Interest expense	1,467	2,006	1,857	2,111	1,972

Net interest income	6,731	6,449	5,412	5,835	5,790

Provision for credit losses	(124)	258	61	100	(157)

Net interest income after provision for credit losses	6,855	6,191	5,351	5,735	5,947

Non-interest income	946	1,087	1,008	877	875

Other expenses	4,802	4,425	4,265	4,089	4,830

Income before income taxes	2,999	2,853	2,094	2,523	1,992

Income tax expense	1,174	1,226	773	987	747

Net income	1,825	1,627	1,321	1,536	1,245

Net income per share	.97	.90	.75	.85	.69

Cash dividends per share	0	0	0	0	0

Weighted average Number of shares outstanding	1,889,561	1,808,374	1,764,188	1,797,566	1,803,572

	Summary Consolidated Balance Sheets

	(Dollars in Thousands Except Per Share Data)

	2001	2000	1999	1998	1997
Total Assets	109,004	118,499	$108,873	$109,141	$101,640

Deposits	81,628	93,411	85,299	86,955	80,758

Other Liabilities	1,130	762	916	845	1,056

Stockholders’ equity	26,246	24,326	22,658	21,341	19,826

Total shareholder’s equity per outstanding share	$13.78	$13.05	$12.56	$11.83	$10.99

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following financial review of Brunswick Bancorp (the “Company”) is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly owned subsidiary, Brunswick Bank & Trust Company (the “Bank”) for the years ended December 31, 2001, 2000, and 1999. The information presented below should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the two for one stock split declared on December 14, 1999 paid on January 14, 2000 and the five shares for four shares stock split paid on February 11, 1999.

Overview:

The Company’s 2001 net income amounted to $1,825,282, which was $198,352, or 12%, higher then the year before 2000 of $1,626,930. The net income for 2000 was $306,228 higher then the year before 1999, which was $1,320,702. On a per share basis, net income was $.97, $.90, and $.75, respectively in 2001, 2000, and 1999.

The increase in net income recorded in 2001 is due to the net interest income increased by $282,000, and net loan loss recovery of $124,000. This was partially offset by a decrease in other income of $141,000, which was mostly due to a decrease in credit card service fees of $120,000. Income was also effected by an increase other expenses of $ 376,000. The increase in other expenses was due primarily to an increase in salaries and benefits of $257,000 and occupancy expenses of $ 66,000.

The increase in net income recorded in 2000 can be attributed to higher net interest income of $ 840,000. This was partially offset by an increase in other expenses of $160,000, which was mostly due to an increase in administrative personnel salaries and additions to staff and also an increase in income taxes of $452,000 compared to the prior year

Return on assets for the years ended December 31, 2001, 2000, and 1999 was 1.64%, 1.45% and 1.21%, respectively while the return on beginning of the year equity recorded during the same periods amounted to 6.96%, 6.96 % and 6.19%.

Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company’s intention to continue servicing that market. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 2001, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township) New Jersey.

Income Statement Analysis, 2001 vs. 2000

For the year 2001 income before income taxes increased from 2000 by $147,000. This increase occurred mainly because of an increase in net interest income, which was higher due to a substantial decrease in interest rates on deposits and an increase in loan volume.

Interest income decreased by $257,000 and interest expense decreased by $539,000 which resulted in a $282,000 overall increase in net interest income. The following table illustrates how increase in loan volume and interest rates affected net interest income.

Interest Income:

Effect of increased volume	$453,000

Effect of decreased interest rates	(710,000)

Interest expense:

Effect of decreased volume	54,000

Effect of decreased interest rates	485,000

Increase in net interest income	$282,000

Recovery of loans offset the provision for loan losses in the year 2001 by a net amount of $124,000.This was offset by a reduction in other income of $142,000. Finally other expenses increased by $376,000, which was offset, by a decrease income tax expense of $52,000.

The increase in other expenses was primarily due to an increase in administrative and staff salaries and benefit costs.

In January 2001, management decided to no longer be in the credit card business. With the phase out of this business in the past year, credit card service fee income was only $85,000 compared with the prior year fees of $199,000. The drop of income of $114,000 was the primary reason for the reduction in other service charge and fee income for 2001 compared to 2000.

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

Interest income:

Effect of increased volume	$479,000

Effect of increased interest rates	707,000

Interest expense:

Effect of increased volume	(36,000)

Effect of increased interest rates	(114,000)

Decrease in net interest income	$(423,000)

Other expenses increased by $160,000, and Income taxes increased by $452,000. The increase in these expenses was offset by a $79,000 increase in other income.

The increase in other expenses was primarily due to an increase in administrative and staff salaries.

The increase in other income is due primarily to a gain of $57,000 on a foreclosed property.

Balance Sheet Analysis
The most notable change in the Company’s Balance Sheet at December 31, 2001 is a decrease in total assets of $9,495,000 compared to the prior year ending December 31, 2000. This reduction was primarily due to a decrease in deposits of $11,783,000.

Securities and loan volume increased by $12,553,000 and $3,066,000, respectively; these increases along with the above-mentioned decrease in deposits resulted in a $26,600,000 decrease in federal funds sold.

For additional details on securities, loans and premises and equipment, refer to the Notes to Consolidated Financial Statements.

On the liability side of the balance sheet as mentioned above total deposits decreased by $11,783,000 for the year ending December 31, 2001 compared to the prior year ending December 31, 2000.

Savings and NOW deposits decreased by $9,990,000, demand deposits increased $1,212,000 and time deposits deceased by $3,005,000, resulting in an decrease in total deposits of $11,783,000.

Stockholders’ equity, increased by $1,920,000 with the addition of 2001 net income of $1,825,000 and the amortization of deferred stock compensation of $94,500.

Liquidity
The liquidity of the Company is measured by how well it can meet the financial needs of its depositors and borrowers and provide a cushion against unforeseeable and unforeseen liquidity needs. Sources of liquidity are provided primarily by the maturity of assets and by acquiring additional deposits. Secondarily, liquidity may be provided by the sales of assets and by other borrowings.

The Company’s asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 2001, cash and due from banks totaled $9.1 million; federal funds totaled $6 million. Investment securities and loans maturing within one year totaled $3 million and $14.7 million, respectively.

In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $1.8 million in 2001, $1.2 million in 2000 and $1.4 million in 1999. In 2001, investing activities used $14.6 million due primarily to increase in purchase of investment securities. Financing activities used cash of approximately $11.4 million due to the decreases

In light of the past cash flows provided from operating, financing, and investing activities, management believes it is in a strong position to meet both short and long-term liquidity needs. The Company has been able to maintain adequate liquidity in the past and does not foresee impairment of that liquidity in the future.

Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long-term debt and management does not contemplate undertaking such debt in the future, all financial positioning is done through liquid funds.

			Minimum
			Regulatory
	2001	2000	Guidelines

Risk-based capital ratios Tier 1	41.99%	38.31%	4.000%

Total Capital	43.25%	39.57%	8.000%

Capital (in thousands) Tier 1 capital	$25,731	$23,740

Tier II capital (1)	800	800

	$24,931	$24,540

(1)	Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

Statements Regarding Forward-Looking Information

This form 10-K, both in the Management Discussion and Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward looking terminology as “expect,” “look,” “believe,” “anticipate,” “consider,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, and loan loss provisions, changes in relationships with customers and the effects of legal and regulatory provisions applicable to the Company and its competitors. Actual results may differ materially from the results discussed in these forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at this time.

Interest Rate Sensitivity Management

         The accompanying table, a quantification of the Company’s interest rate exposure at December 31, 2001, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

	Interest Rate Sensitivity*

			After
		After	One
		Three	but
	Within	but Within	Within	After
	Three	Twelve	Five	Five	Noninterest
	Months	Months	Years	Years	Bearing	Total

Assets

Cash & due from banks	$—	$—	$—	$—	$9,065	$9,065

Federal funds sold	6,000	—	—	—	—	$6,000

Investment securities	—	3,000	10,402	21,512	—	$34,914

Loans, net (a)	3,198	10,681	36,832	4,550	829	$56,090

Other assets	—	—	—	—	2,935	$2,935

	$9,198	$13,681	$47,234	$26,062	$12,829	$109,004

Liabilities and Stockholders Equity

Total deposits (b)	$27,816	$9,128	$15,566	$—	$29,118	$81,628

Borrowed funds	704	—	—	—	—	$704

Other liabilities	—	—	—	—	426	$426

Stockholders equity	—	—	—	—	26,246	$26,246

	$28,520	$9,128	$15,566	$—	$55,790	$109,004

Interest rate sensitivity gap

Cumulative interest	(19,322)	4,553	31,668	26,062	(42,961)	—

	$(19,322)	$(14,769)	$16,899	$42,961	$—	$—

*	Variable rate balances are reported based on their repricing dates. Fixed-rate balances are reported based on their scheduled contractual maturity dates.

(a)	Prime priced loans are included in the Within Three Months category; nonaccrual loans and reserve for possible loan losses are included in the Noninterest-Bearing category.

(b)	Savings accounts are included in the After One but Within Five Years category.

Unadopted Financial Accounting Standards Board Statements

As of December 31, 2001, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company’s financial statements.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

	(In Thousands)
	Year Ended December 31,

	2001			2000			1999

	Average		Average	Average		Average	Average		Average
	Balance		Yield	Balance		Yield	Balance		Yield
	Sheet (3)	Interest	Rate	Sheet (3)	Interest	Rate	Sheet (3)	Interest	Rate

Interest-earning Assets

Federal funds sold	$21,177	$801	3.78%	$26,784	$1,672	6.24%	$34,254	$1,727	5.04%

Investment securities	28,369	2,015	7.10%	27,356	1,644	6.01%	22,900	1,388	6.06%

taxable Investment securities non-taxable (1)	—	—	—	—	—	—	—	—	—

Loans, net	51,812	5,382	10.39%	47,554	5,139	10.81%	41,430	4,154	10.03%

	$101,358	$8,198	7.09%	$101,694	$8,455	7.69%	$98,584	$7,269	7.04%

Noninterest-earning assets

Deposits in bank	6,884			6,928			6,684

Other real estate owned	—			46			81

Other (2)	3,167			2,716			2,543

	$111,409	$8,198	7.09%	$111,384	$8,455	7.04%	$107,892	$7,269	7.53%

Interest-bearing liabilities

Savings deposits	$13,621	$240	1.76%	$13,039	$256	1.96%	$13,453	$271	2.01%

Demand deposits	30,556	620	2.03%	33,831	1,089	3.22%	30,970	897	2.90%

Time deposits	14,130	598	4.23%	13,888	645	4.64%	15,284	679	4.44%

Short term debt	258	9	3.49%	269	16	5.95%	252	10	3.97%

	58,565	1,467	2.50%	61,027	2,006	3.29%	59,959	1,857	3.10%

Noninterest-bearing liabilities

Demand deposits	32,567			26,868			25,818

Other	688			647			628

	91,820	1,467	1.60%	88,542	2,006	2.27%	86,405	1,857	2.48%

Stockholders’ equity	19,589			23,362			21,869

	$111,409	$1,467	1.32%	$111,904	$2,006	1.79%	$108,274	$1,857	2.00%

Net yield on total earning assets	$101,358	$6,731	6.64%	$101,694	$6,449	6.34%	$98,584	$5,412	6.06%

(1)	The rate is presented on a tax equivalant basis using the Federal rate of 34%.

(2)	Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(3)	Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

The following table shows the approximate effect on the Company’s net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 2000, 1999, and 1998 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

	(In thousands)
	2001 Versus 2000			2000 Versus 1999
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in			Due to Changes in

		Average	Total		Average	Total
	Average	Yield/	Increase	Average	Yield/	Increase
	Volume	Ratio	(Decrease)	Volume	Ratio	(Decrease)

Interest and dividend income

Federal funds sold	$(252)	$(619)	$(871)	$(414)	$359	$(55)

Investment securities taxable	70	301	371	270	(14)	256

Investment securities nontaxable	—	—	—	—	—	—

Loans, net	635	(392)	243	623	362	985

Total interest income	453	(710)	(257)	479	707	1,186

Interest expense

Savings deposits	11	(30)	(19)	(8)	(4)	(12)

Demand deposits	(72)	(400)	(472)	88	105	193

Time deposits	7	(48)	(41)	(62)	25	(37)

Short term debt	—	(7)	(7)	1	5	6

Total interest expense	(54)	(485)	(539)	19	131	150

Changes to net interest income	$507	$(225)	$282	$460	$576	$1,036

Investment Portfolio

The following table shows the net carrying value of the Company’s investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

	2001	2000	1999	1998	1997

U.S. Treasury securities	$—	$—	$—	$—	$—

Obligations of other U.S. Government agencies	32,425	20,410	21,013	21,016	13,168

Obligations of state and other political subdivisions	—	—	—	—	55

Other securities	1,950	1,950	1,650	2,050	1,897

Total investment securities	$34,375	$22,360	$22,663	$23,066	$15,120

Maturities and Average Weighted Yields of Investment Securities

         The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 2001 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.

	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury Securities	$—	$—	$—	$—	$—	$—	$—	$—

Obligations of other U.S. Government agencies	3,000	7.00%	8,952	5.92%	15,000	6.63%	12	5.76%

Obligations of states and other political subdivision	—	—	—	—	—	—	—	—

Other securities	—	—	1,450	7.21%	500	7.20%	—	—

Total investment securities	$3,000	7.00%	$10,402	6.67%	$15,500	7.38%	$12	5.76%

Loan Portfolio

         The following tables set forth the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	December 31,

	2001	2000	1999	1998	1997

Types of loans

Commercial and financial	$25,902	$18,484	$10,634	$16,307	$19,891

Real estate- mortgage	25,650	25,383	27,785	24,406	21,546

Real estate- construction	4,571	9,073	4,332	2,034	10,921

Installment	847	1,017	1,259	1,329	1,329

Total loans	$56,970	$53,957	$44,010	$44,076	$53,687

The following table sets forth the maturity distribution for the above loan portfolio at December 31, 2001.

Maturities and Sensitivities of Loans to Changes in Interest Rates:

		After 1
	Within	Year within	After 5
	1 Year	5 Years	Years	Total

Commercial and financial

Fixed rate	$2,722	$11,782	$1,126	$15,630

Variable rate	5,912	3,560	—	9,472

Real estate mortgage

Fixed rate	3,424	17,884	2,560	23,868

Variable rate	—	—	864	864

Real estate construction

Fixed rate	4	—	—	4

Variable rate	1,543	3,024	—	4,567

Installment

Fixed rate	1,033	582	—	1,615

Variable rate	$71	$—	$—	$71

Rollover Policy

The company’s overall practice in this area is to limit the rollover of loans to any of it customers. Occasionally, borrowers to whom credit has been extended experience unanticipated charges in cash flow or other circumstances that precipitate a decision to roll over their loan. When this is done, it is based upon the continued favorable credit position of the borrower and does not indicate a problem loan.

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

The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

	December 31,

	2001	2000	1999	1998	1997

Non-accrual loans	$1,629	$698	829	$325	$682

Loans, past due 90 days or more	275	998	519	754	303

Other real estate owned	0	0	0	133	60

Percentage of non-performing loans to gross loans outstanding	3.35%	3.19%	3.06%	2.75%	1.95%

If the above non-accrual loans at December 31, 2001 had been current, interest income for 2001 would have been approximately $124,000 greater than that recorded. Delinquency rates at December 31, 2001 primarily was higher than the past four years.. The delinquency rate was higher in 2001 due to the increase in non-accrual loans.

Except for loans included in the above table there were no loans at December 31, 2001 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 2001, the total loan portfolio was approximately $56 million. As of the same date, the commercial loan portfolio totaled approximately $25.9 million; $1.5 million of these commercial loans were collateralized by the stock of a publicly traded company, the market value of the stock collateralizing these loans totaled approximately $2.7 million as of December 31, 2001. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience

For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance that has been charged to income.

	(In thousands)
	Year Ended December 31,

	2001	2000	1999	1998	1997

Balance at beginning of period	800	$800	$801	$820	$842

Charge-offs

Commercial & financial	130	196	—	112	34

Real estate- mortgage	—	50	56	49	140

Real estate- construction	—	—	—	—	—

Installment	—	12	3	—	18

	130	258	59	161	192

Recoveries

Commercial & financial		—	65	26	1

Real estate- mortgage	254	—	22	16	322

Real estate- construction		—	—	—	—

Installment		—	34	—	4

Net charge-offs	(124)	0	(62)	119	(135)

Additional charges to operations	(124)	258	61	100	(157)

Balance at end of period	800	$800	$800	$801	$820

Ratio of net charge-offs during the period to average loans outstanding during the period	(.235%)	.54%	(.002%)	.41%	(1.55%)

Allocation of the Allowance for Loan Losses

		Real	Real
	Commercial &	Estate	Estate
December 31,	Financial	Mortgage	Construction	Installment	Total

2001

Amount	$552	$168	$64	$16	$800

Percentage of total	69%	21%	8%	2%	100%

2000

Amount	464	184	136	16	800

Percentage of total	58%	23%	17%	2%	100%

1999

Amount	408	288	80	24	800

Percentage of total	51%	36%	10%	3%	100%

1998

Amount	505	272	16	8	801

Percentage of total	63%	33%	3%	1%	100%

1997

Amount	336	271	205	8	820

Percentage of total	41%	33%	25%	1%	100%

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

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

	2001	2000	1999	1998	1997

Non-interest bearing:

Demand deposits	$29,118	$27,906	$25,353	$24,588	$25,177

Interest bearing:

Savings deposits	15,460	15,701	12,728	15,217	12,707

Time deposits	12,719	15,724	21,066	16,546	24,426

NOW demand deposits	24,331	34,080	26,151	30,604	18,448

Total deposits	$81,628	$93,411	$85,298	$86,955	$80,758

The maturities of time deposits of $100,000 or more at December 31, 2001 are summarized as follows:

Under 3 months	$710

3 to 6 months	2,026

6 to 12 months	2,661

Over 12 months	—

$5,397

Return on Equity and Assets

The following are selected ratios for the years ended December 31,

	2001	2000	1999	1998	1997

Return on Assets	1.64%	1.45%	1.21%	1.40%	1.23%

Return on Equity	7.50%	6.96%	6.19%	7.75%	6.67%

Average equity to average assets	17.58%	20.88%	20.20%	19.40%	18.96%

Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%

Short-term borrowing

Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 2001, did outstanding treasury tax and loan deposits exceed 30% of stockholders’ equity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is included with item 7 — Management’s discussion and analysis of financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999 contain the information required by Item 8 and that information is incorporated herein following signature page 21.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Proxy Statement will contain under the caption “Proposal No.1 — Election of Directors” the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section (e) of Item 1 of the Form 10-K.

Item 11. Compensation of Executive Officers

The Proxy Statement will contain under the caption “Directors’ Compensation”, the caption “Executive Compensation” and the caption “Compensation Committee Interlocks and Inside Participation” information required by Item 11 and that information is incorporated herein by reference. Information in the Proxy Statement required by Paragraphs (k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Managements.

The Proxy Statement will contain under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders” the information required by Item 12 and that information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The Proxy Statement will contain under the caption “Certain Transactions with Management” and the caption “Compensation Committee Interlocks and Insider Participation” the information required by Item 13 and that information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)&(2)	Financial Statements and

Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 2001, 2000, and 1999 are following signature page number 21.

Independent Auditors’ Report

Consolidated Statements of Financial Condition — Years Ended December 31, 2001 and 2000

Consolidated Statements of Income — Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows – Years Ended December 31, 2001, 2000, and 1999

Notes to Financial Statements — Years Ended December 31, 2001 and 2000.

Schedules to the Consolidated of Financial Condition required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K

BB did not file any reports on Form 8-K for the three months ended December 31, 2001.

(c)	Exhibits

List of Exhibits

(3)	(a)	Certificate of Incorporation of Brunswick Bancorp Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

	(b)	By-laws of Brunswick Bancorp. Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

(10)	(a)	Non-qualified Deferred Compensation Plan dated as of December 5, 1995. Incorporated by reference to Form 10-K for the year ended December 31, 1995.

	(b)	Non-Qualified Deferred Compensation Plan dated as of January 1, 2000 for Carmen J. Gumina. Incorporated by reference to Form 10-K for the year ended December 31, 2000.

	(c)	Non-Qualified Deferred Compensation Plan dated as of January 1, 2000 for Roman T. Gumina. Incorporated by reference to Form 10-K for the year ended December 31, 2000.

(21)		Subsidiaries of Brunswick Bancorp, Incorporated by reference to Registration Statement on Form S-14 filed on June 20, 1985.

Signatures

Pursuant to the requirements of Section 13 or 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP

/s/ Carmen Gumina

By: Carmen Gumina
Chairman of the Board

03/12/02

Dated:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed- below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Arbeiter Bruce Arbeiter	Director, Vice Chairman	03/12/02

/s/ Joseph DeMarco Joseph DeMarco	Director	03/12/02

/s/ Dominick Faraci Dominick Faraci	Director	03/12/02

/s/ Carmen J. Gumina Carmen J. Gumina	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	03/12/02

/s/ Phillip W. Barrood Phillip W. Barrood	Director	03/12/02

/s/ Michael Kaplan Michael Kaplan	Director	03/12/02

/s/ Richard A. Malouf Richard A. Malouf	Director	03/12/02

/s/ James V. Gassaro James V. Gassaro	Director	03/12/02

/s/ Frederick Perrine Frederick Perrine	Director	03/12/02

/s/ Robert Sica Robert Sica	Director	03/12/02

/s/ Robert McDaid Robert McDaid	Director	03/12/02

Signature	Title	Date

/s/ Gary S. Russo Gary S. Russo	Director	03/12/02

/s/ Thomas A. Fornale Thomas A. Fornale	Secretary-Treasurer Controller, (Principal Accounting/Financial Officer)	03/12/02

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

BRUNSWICK BANCORP AND SUBSIDIARIES
FINANCIAL STATEMENT
YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

PAGE

INDEPENDENT AUDITOR’S REPORT	1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Shareholders’ Equity	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-22

[MICHAEL R. FERRARO LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Brunswick Bancorp and Subsidiaries

I have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 2001, 2000 and 1999 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bancorp’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael R. Ferraro

Michael R. Ferraro, CPA
February 7, 2002
Matawan, NJ

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS

Cash and due from banks	$9,064,753	$6,671,870

Federal funds sold	6,000,000	32,600,000

Total cash and cash equivalents	15,064,753	39,271,870

Securities held to maturity	34,913,592	22,360,425

Loans	56,890,636	53,824,281

Allowance for loan losses	(800,000)	(800,050)

Net loans	56,090,636	53,024,231

Premises and equipment, net	1,256,514	2,169,771

Accrued interest receivable	1,139,374	1,046,607

Other assets	538,815	625,648

TOTAL ASSETS	$109,003,684	$118,498,552

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits
Non-interest bearing	$29,118,166	$27,906,362

Interest bearing	52,509,335	65,504,499

Total deposits	81,627,501	93,410,861

Borrowed funds	704,482	392,318

Accrued interest payable	177,569	232,880

Other liabilities	248,324	136,467

TOTAL LIABILITIES	82,757,876	94,172,526

STOCKHOLDERS’ EQUITY

Preferred stock-no stated value 10,000,000 shares authorized in 2001 and no shares issued and outstanding at December 31, 2001
Common stock — no par value 10,000,000 shares authorized; 1,904,532 and 1,864,532 shares issued and outstanding at December 31, 2001 and 2000	3,809,064	3,729,064

Additional paid-in capital	2,973,380	2,621,380

Retained earnings	20,473,038	18,647,756

Deferred stock compensation	(917,900)	(580,400)

Treasury stock at cost, 9,300 shares at December 31, 2001 and 2000	(91,774)	(91,774)

TOTAL STOCKHOLDERS’ EQUITY	26,245,808	24,326,026

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$109,003,684	$118,498,552

See accompanying notes and accountant’s reports.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST INCOME

Interest and fees on loans	$5,382,173	$5,139,424	$4,153,754

Interest and dividends on investments	2,015,157	1,643,546	1,388,261

Interest on federal funds sold	800,610	1,671,878	1,727,226

TOTAL INTEREST INCOME	8,197,940	8,454,848	7,269,241

INTEREST EXPENSE

Interest on deposits	1,458,149	1,990,097	1,846,458

Interest on borrowed funds	9,176	16,152	10,476

Total interest expense	1,467,325	2,006,249	1,856,934

NET INTEREST INCOME	6,730,615	6,448,599	5,412,307

Provision for loan losses	(124,120)	258,015	61,077

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,854,735	6,190,584	5,351,230

OTHER INCOME

Service charges on deposit accounts	675,313	666,112	669,357

Other service charges and fees	219,084	346,568	313,949

Other income	51,751	74,431	25,185

TOTAL OTHER INCOME	946,148	1,087,111	1,008,491

OTHER EXPENSES

Salaries and employee benefits	2,669,504	2,412,153	2,280,044

Occupancy expenses	724,871	658,875	609,100

Equipment expenses	222,377	232,989	211,688

Other	1,184,819	1,121,137	1,164,403

TOTAL OTHER EXPENSES	4,801,571	4,425,154	4,265,235

INCOME BEFORE INCOME TAX EXPENSE	2,999,312	2,852,541	2,094,486

Income tax expense	1,174,030	1,225,611	773,784

NET INCOME	$1,825,282	$1,626,930	$1,320,702

NET INCOME PER SHARE OF COMMON STOCK	$0.97	$0.90	$0.75

Average shares outstanding	1,889,561	1,808,374	1,764,188

See accompanying notes and accountant’s report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

		Additonal			Deferred
	Common	Paid-in	Retained	Treasury	Stock
	Stock	Capital	Earnings	Stock	Compensation	Total

Balance December 31, 1998	$1,443,840	$4,284,804	$15,704,680	$(91,774)	—	$21,341,550

Net income for 1999	—	—	1,320,702	—	—	1,320,702

Stock split	360,692	(360,692)	(4,556)	—	—	(4,556)

Balance December 31, 1999	1,804,532	3,924,112	17,020,826	(91,774)	—	22,657,696

Net income for 2000	—	—	1,626,930	—	—	1,626,930

Stock split	1,804,532	(1,804,532)	—	—	—	—

Deferred stock compensation	120,000	501,800	—	—	(621,800)	—

Amorization of deferred stock compensation	—	—	—	—	41,400	41,400

Balance December 31, 2000	3,729,064	2,621,380	18,647,756	(91,774)	(580,400)	24,326,026

Net income for 2001	—	—	1,825,282	—	—	1,825,282

Deferred stock compensation	80,000	352,000	—	—	(432,000)	—

Amorization of deferred stock compensation	—	—	—	—	94,500	94,500

Balance December 31, 2001	$3,809,064	$2,973,380	$20,473,038	$(91,774)	$(917,900)	$26,245,808

See accompanying notes and accountant’s report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,825,282	$1,626,930	$1,320,702

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	179,859	218,668	146,356

Net accretion of securities discounts and premiums	(100,075)	(60,565)	(157,914)

Provision for loan losses	(124,120)	258,015	61,077

Provision for deferred income taxes	71,435	(191,725)	2,375

(Increase) decrease in accrued interest receivable	(92,767)	(725,470)	57,391

(Increase) decrease in other assets	15,398	(24,486)	34,454

Increase (decrease) in accrued expenses, taxes and other liabilities	56,546	83,952	(47,922)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,831,558	1,185,319	1,416,519

CASH FLOWS FROM INVESTING ACTIVITIES

Maturities of investment securities	9,465,000	15,100,000	650,000

Principal repayments on investment securities	81,908	52,731	160,330

Purchase of investment securities	(22,000,000)	(14,789,500)	(250,000)

Net change in loans receivable	(2,942,285)	(10,179,443)	2,856

Acquisitions of premises and equipment	(160,225)	(476,045)	(514,018)

Proceeds from sale of foreclosed real estate	—	—	132,615

Proceeds from sale of premises and equipment	893,623	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,661,979)	(10,292,257)	181,783

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in non-interest bearing deposits	1,211,804	2,552,953	765,673

Increase (decrease) in interest bearing deposits	(12,995,164)	5,559,379	(2,422,053)

Increase (decrease) in borrowed funds	312,164	(238,940)	119,746

Amortization of deferred stock compensation	94,500	—	—

Cash in lieu of fractional shares	—	—	(4,556)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,376,696)	7,873,392	(1,541,190)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,207,117)	(1,233,546)	57,112

Cash and cash equivalents at January 1	39,271,870	40,505,416	40,448,304

Cash and cash equivalents at December 31	$15,064,753	$39,271,870	$40,505,416

SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest	$1,875,357	$1,994,536	$1,848,681

Cash paid during the year for income taxes	1,105,950	1,378,371	795,989

See accompanying notes and accountant’s report.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Brunswick Bancorp (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiaries Brunswick Bank & Trust Company (the Bank) and Brunscor Realty, Inc. (inactive). The Bank also has a wholly owned investment subsidiary BTB Investment Corp. Inc. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Central New Jersey with primary emphasis on Middlesex and Monmouth Counties; services are provided at six locations. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Basis of Consolidation

The consolidated financial statements include the accounts of Brunswick Bancorp and its wholly owned subsidiaries, Brunswick Bank & Trust Company, BTB Investment Corp. Inc. and Brunscor Realty Inc. after elimination of all material inter-company transactions and balances.

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

Investment Securities

Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity. The investment portfolio of the Bank is held in the operating subsidiary BTB Investment Corp. Inc.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Loan Impairment

The Bank applies the provisions of SFAS No. 114,“Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” in it’s evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on present value of expected future cash flows, net of disposal costs, discounted at the loan’s original effective interest rate. As a practical matter, impairment may be measured based on the loan’s observable market price or the fair value of the collateral, net of disposal costs, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonable that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees

Loan organization and commitment fees, as well as certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated. For these mortgage loans, the net deferred fees are amortized over an estimated average life of 7.5 years. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $84,323, $84,488 and $69,519 in 2001, 2000 and 1999, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are accepted to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bancorp files consolidated income tax returns with its subsidiaries.

Statements of Cash Flows

The Bancorp considers all cash amounts due from depository institutions, interest-bearing deposits in other banks and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Net Income Per Share

Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weight-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

Comprehensive Income

In June 1997, FASB issued SFAS No. 130, “Reporting Comprehensive Income.” SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 applies to fiscal years beginning after December 15, 1997. The adoption of SFAS had no impact on the company’s consolidated results of operations, financial position or cash flows.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 applies to fiscal years beginning after December 15, 1997.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Brunswick Bancorp is a one-bank holding company operating primarily in central New Jersey. The primary purpose of the company is the delivery of financial services within its market by means of a branch network located in Middlesex and Monmouth Counties. Each of the company’s entities are part of the same reporting segment, whose operating results are regularly reviewed by management. Therefore, consolidated financial statements, as presented, fairly reflect the operating results of the financial services segment of our business.

Derivative Instruments and Hedging Activities

In 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999; earlier application is permitted. The company does not hold or issue derivative instruments as defined by SFAS 133. The adoption of SFAS 133 had no impact on the company.

NOTE 2 — RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2001 and 2000 were $2,212,000 and $3,091,000, respectively.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES HELD TO MATURITY

The amortized cost of securities and their approximate fair values are as follows:

		Gross	Gross
	Net Carrying	Unrealized	Unrealized	Fair
	Value	Gains	Losses	Value

December 31, 2001

U.S.Government and agency securities	$32,963,592	$541,120	$265,625	$33,239,087

Other securities	1,950,000	—	—	1,950,000

Totals	$34,913,592	$541,120	$265,625	$35,189,087

December 31, 2000

U.S.Government and agency securities	$20,410,425	$588,437	$21,600	$20,977,262

Other securities	1,950,000	—	—	1,950,000

Totals	$22,360,425	$588,437	$21,600	$22,927,262

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2001 are as follows:

		Fair
	Net Carrying Value	Value

Due in one year or less	$3,000,000	$3,071,250

Due after one year through five years	10,401,752	10,512,500

Due after five years through ten years	21,500,000	21,399,375

Due after ten years	11,840	205,962

Totals	$34,913,592	$35,189,087

Expected maturities will differ from contractual maturities because issuers may have the righ to call or prepay obligations with or without call or prepayment penalties.

Securities, carried at $32,951,752 and $20,399,584 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -LOANS
Loans at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Commercial	$25,902,467	$18,484,085

Real estate construction	4,570,863	9,072,827

Commercial real estate	13,517,308	13,090,722

Residential real estate	12,133,159	12,292,498

Consumer	847,005	1,016,786

	56,970,802	53,956,918

Less

Allowance for credit losses	800,000	800,050

Unearned fees	80,166	132,637

	$56,090,636	$53,024,231

An analysis of the change in the allowance for credit losses follows:

	2001	2000	1999

Balances at beginning of year	$800,050	$800,000	$801,059

Provision for losses (reversal of)	(124,120)	258,015	61,077

Recoveries on loans	254,002	59	58,856

Loans charged-off	(129,932)	(258,024)	(120,992)

Balances at year end	$800,000	$800,050	$800,000

At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB No.114 and No.118, amounted to approximately $1,733,403 and $1,691,698, respectively. The average recorded investment in impaired loans amounted to approximatley $1,713,618, $1,432,706 and $1,330,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $129,245 and $245,000 at December 31, 2001 and 2000, respectively. Interest Income on impaired loans of $32,728, $38,061 and $94,558, was recognized for cash payments received in 2001, 2000 and 1999, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2001 and 2000 follows:

	2001	2000

Cost Land	$516,927	$828,372

Bank premises	745,958	1,305,517

Furniture and equipment	1,178,536	1,247,390

Leasehold improvements	183,023	70,137

	2,624,444	3,451,416

Accumulated depreciation	1,367,930	1,281,645

	$1,256,514	$2,169,771

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEPOSITS
Deposit account balances at December 31, 2001 and 2000, are summarized as follows:

	2001	2000

Non-interest bearing	$29,118,166	$27,906,362

Interest-bearing demand	24,330,684	34,079,630

Savings deposits	15,459,676	15,701,321

Certificates of deposit	12,718,975	15,723,548

	$81,627,501	$93,410,861

Certificates maturing in years ending December 31, as of December 31, 2001:

2002	$12,612,648

2003	106,327

$12,718,975

NOTE 7 — BORROWED FUNDS

Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgage backed securities.

NOTE 8 — EMPLOYEE BENEFIT PLANS

The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 4% of gross eligible salaries for the past five years. The Bank contributed $111,001, $96,731 and $96,300, for 2001, 2000 and 1999, respectively.

The Bank established a non-qualified deferred compensation plan covering key employees of the bank. This plan makes discretionary incentive contributions and the benefits are vested over a 5 year period. The amount funded was $192,000, $192,000 and $120,000, for 2001, 2000 and 1999, respectively.

The Bank has a Restricted Stock Award Plan, covering 100,000 shares of common stock, whose purpose is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee that is appointed by the Board of Directors and the period may not exceed ten years. During the years ended December 31, 2001 and 2000, 40,000 shares and 60,000 shares respectively, were granted with restriction periods of ten years. The shares do not vest over time; all restrictions lapse at the end of this period. The shares were recorded at the market values on the dates of issuance as deferred compensation and the related amounts are being amortized to operations over the respective vesting periods. Compensation expense for the years ended December 31, 2001 and 2000, related to these shares of restricted stock, were $94,500 and $41,400, respectively.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES

The consolidated provision for income taxes consists of the following:

	2001	2000	1999

Income tax expense

Current tax expense

Federal	$942,215	$1,126,136	$596,609

State	160,380	291,200	174,800

Deferred tax (benefit)	71,435	(191,725)	2,375

	$1,174,030	$1,225,611	$773,784

The provision for federal income tax differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	2001	2000	1999

Federal Statutory income tax at 34%	$1,019,766	$969,864	$712,125

Effect on tax rate of:

Tax-exempt securities	(8,522)	(4,164)	(4,811)

State taxes	160,380	256,729	188,504

Other	74,211	(116,554)	(122,034)

	$1,245,835	$1,105,875	$773,784

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	2001	2000

Deferred tax assets

Allowance for loan losses	$(3,206)	$(67,526)

Deferred compensation	76,800	(94,800)

Deferred tax liabilities Depreciation	(2,159)	(29,399)

Net deferred tax assets	$71,435	$(191,725)

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK SPLITS

The Board of Directors declared five shares for fours shares stock split payable on February 11, 1999 to stockholders of record on December 14, 1998. The stock split resulted in the Company issuing 180,346 shares. On December 14, 1999 the Board of Directors declared a two shares for one share stock split payable on January 14, 2000 to stockholders of record on December 31, 1999. These financial statements give retroactive effect to the stock split in the computation of earnings per share.

NOTE 11- STOCK OPTION PLAN

The Company adopted on April 26, 2000 a new stock option plan for officers, key employees and Directors that provides for nonqualified and incentive options. The Board of Directors determines the option price at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

In April 2000 the Company granted stock options for 191,500 shares at an exercise price of $10.00 per share, and as of December 31, 2001, 178,000 shares were available to be exercised; as of that time no options were exercised. The Stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

Assumption	2001	2000

Dividend yield	0%	0%

Risk-free Interest Rate	4.625%	6.75%

Expected volatility	14.825%	50.085%

Expected Life 5 years

The Company applies APB opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:

Net Income	2001	2000

As reported	$1,825,283	$1,626,930

Pro forma	$1,355,973	$714,272

Basic earnings per share

As reported	$.97	$.90

Pro forma	$.72	$.50

Diluted earnings per share

As reported	$.95	$.89

Pro forma	$.71	$.50

NOTE 12- RELATED PARTIES

The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Loans — Related parties were indebted to the Company for loans totaling $7,787,362 as of December 31, 2000. During 2001, additional advances of $872,643 were made and $3,432,064 was retired for a balance of $5,227,941 as of December 31, 2001.

Rent — Two operating locations of the Bank are leased from a related party. Rent paid to that party totaled $402,122, $330,142 and $319,139 for the years ended December 31, 2001, 2000 and 1999, respectively, at terms which are considered by management to be no less favorable than an arm’s length agreement.

Other — The Company engages in routine operating transactions with entities related to directors. These transactions are in the normal course of business and are immaterial to operations.

Future minimum lease payments to these related parties as of December 31, 2001, are as follows:

Year	Amounts	Aaron Road	Livingston Avenue

2002	$381,496	$80,000	$301,496

2003	390,541	80,000	310,541

2004	399,857	80,000	319,857

2005	411,053	81,600	329,453

2006	423,384	84,048	339,336

Thereafter	3,037,523	1,575,276	1,462,247

	$5,043,854	$1,980,924	$3,062,930

In May 2001, the Company sold the Aaron Road building to its chief executive officer for $775,000 in cash, which was approved by the Company’s Board of Directors. The sales price was close to book value, resulting in a small gain and was in excess of the appraised values by approximately $145,000.

Loan participations sold — Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 2001 and 2000, these loans totaled $955,956 and $1,055,867, respectively.

Deposits — The Company is indebted to certain related parties for bank deposits made in the ordinary course of business. Rates and terms of these deposits are comparable to those offered to unrelated depositors.

NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included, in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk were as follows:

Commitments to extend credit	$4,672,712

Letters of credit	1,760,279

Commercial lines of credit	6,854,728

Consumer lines of credit	769,427

$14,057,146

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to litigation and claims arising during the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on managements credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 2001 or 2000.

The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. As of the date of these financial statements, all regulatory and zoning approvals have been obtained. The Bank has begun engineering and pre-construction phases of the building.

The Bank leases the Metroplex Branch, Aaron Road Branch and Livingston Avenue Branch and corporate office facility under operating lease arrangements expiring at various times through the year 2024.

Minimum annual rental commitments under non-cancelable leases are as follows at December 31, 2001:

Year Ending
December 31	Amount

2002	$438,796

2003	447,841

2004	462,505

2005	475,483

2006	487,814

Thereafter	3,878,669

$6,191,108

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 15 — CONCENTRATIONS OF CREDIT RISK

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds and demand deposits. The cash balances are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and 2000, the Bank had approximately $13,177,000 and $33,105,000, respectively, in excess of FDIC limits.

Loan Concentrations: All of the Company’s loans and loan commitments have been granted to customers in the Bank’s market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $25,902,467 and $18,484,085 as of December 31, 2001 and 2000, respectively, approximately $1,504,849 and $1,393,383, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $2,717,634 and $4,734,998, as of December 31, 2001 and 2000, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 4). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments”, SFAS 107 requires annual disclosure of estimated fair value of on-and off-balance sheet financial instruments.

The estimated fair values of the bank’s financial instruments are as follows (in thousands):

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets

Cash and due from banks	$9,065	$9,065	$6,672	$6,672

Federal funds sold	6,000	6,000	32,600	32,600

Securities held to maturity	34,914	35,189	22,360	22,927

Loans, net	56,091	56,532	53,024	54,635

Accrued interest receivable	1,140	1,140	1,047	1,047

Financial liabilities

Deposits	81,628	81,741	93,411	9,326

Borrowed funds	704	704	392	392

Accrued interest payable	178	178	233	233

Off-balance-sheet liability instruments

Loan commitments	N/A	12,297	N/A	15,490

Standby letters of credit	N/A	1,760	N/A	1,785

Commercial letters of credit	N/A	—	N/A	—

NOTE 17 — REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines involving quantitative measure of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2001, that the Company meets all the capital adequacy requirements to which it is subject.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2001, the most recent notification from the FDIC, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Company will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Company’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows (in thousands):

					To Be Well Capitalized under
					the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001

Total Risk-Based Capital

(to Risk-Weighted Assets)	$26,504	43.25%	$4,855	8.00%	$6,068	10.00%

Tier I Capital (to Risk-Weighted Assets)	$25,731	41.99%	$2,451	4.00%	$3,677	6.00%

Tier I Capital (to Adjusted Total Assets)	$25,731	22.13%	$4,651	4.00%	$5,814	5.00%

As of December 31, 2000

Total Risk-Based Capital

(to Risk-Weighted Assets)	$24,326	39.57%	$4,918	8.00%	$6,148	10.00%

Tier I Capital (to Risk-Weighted Assets)	$23,740	38.31%	$2,479	4.00%	$3,718	6.00%

Tier I Capital (to Adjusted Total Assets)	$23,740	20.63%	$4,603	4.00%	$5,754	5.00%

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

NOTE 18 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

	2001

	March	June	September	December

Interest income	$2,197	$2,108	$2,015	$1,878

Interest expense	463	410	329	265

Net interest income	1,734	1,698	1,686	1,613

Provision for credit losses	—	7	21	(152)

Net interest income after provision for credit losses	1,734	1,691	1,665	1,765

Non interest income	237	249	233	227

Non interest expenses	1,214	1,235	1,182	1,171

Income before income taxes	757	705	716	821

Income tax expense	302	279	315	278

Net income	$455	$426	$401	$543

Net income per share	$0.24	$0.23	$0.21	$0.29

	2000

	March	June	September	December

Intererst income	$1,921	$2,092	$2,150	$2,292

Interest expense	487	500	493	526

Net interest income	1,434	1,592	1,657	1,766

Provision for credit losses	35	115	75	33

Net interest income after provision for credit losses	1,399	1,477	1,582	1,733

Non interest income	235	373	250	229

Non interest expenses	1,127	1,178	1,053	1,067

Income before income taxes	507	672	779	895

Income tax expense	203	267	441	315

Net income	$304	$405	$338	$580

Net income per share	$0.17	$0.22	$0.19	$0.32

During the fourth quarter of 2001, the Company completed a comprehensive review of its loan loss reserve. As a result of that review, there were some reversals of allowance for loan losses in the fourth quarter.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 19 — CONDENSED FINANCIAL INFORMATION
       OF BRUNSWICK BANCORP (PARENT ONLY)

Balance Sheet

	December 31,

	2001	2000

Assets

Due from banks — demand deposits with the Bank	$3,772,394	$4,399,307

Investments — certificate of deposit with the Bank	81,840	78,364

Loans receivable	1,861,190	787,500

Investment in the Bank	20,482,013	19,031,911

Accrued interest receivable and other assets	48,371	28,944

	$26,245,808	$24,326,026

Liabilities and Stockholders’ Equity

Accrued expenses and other liabilities	$—	$—

Common stock	3,809,064	3,729,064

Additional paid-in capital	2,973,380	2,621,380

Retained earnings	20,473,038	18,647,756

Deferred stock compensation	(917,900)	(580,400)

Treasury stock at cost	(91,774)	(91,774)

	$26,245,808	$24,326,026

Statements of Income

	Year Ended December 31,

	2001	2000	1999

Interest income	$146,181	$47,750	$9,213

Dividends from the Bank	—	300,000

Other expenses	(111,400)	(7,500)	(20,800)

Income before income taxes and equity in undistributed net income of the Bank	34,781	340,250	(11,587)

Income tax expense	(9,600)	(7,700)	—

Income before equity in undistributed net income of the Bank	25,181	332,550	(11,587)

Equity in undistributed net income of the Bank	1,800,101	1,294,380	1,332,289

Net income	$1,825,282	$1,626,930	$1,320,702

Net income per share of common stock	$0.97	$0.90	$0.75

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:

Net income	$1,825,282	$1,626,930	$1,320,702

Adjustments to reconcile net income to net cash provided by operating activities

(Increase) decrease in other assets	(19,427)	(401)	(1,156)

Increase (decrease) in other liabilities			(11,370)

Equity in undistributed net income of the Bank	(1,450,102)	(1,294,380)	(1,332,289)

Cash provided by operating activities:	355,753	332,149	(24,113)

Cash flows from investing activities:

Net (increase) decrease in loans	(1,073,690)	(787,500)	500,000

Net (increase) decrease in certificates of deposit	(3,476)	(3,347)	(3,151)

Cash provided by (used in) investing activities	(1,077,166)	(790,847)	496,849

Cash flows from financing activities:

Cash in lieu of fractional shares	—	—	(4,556)

Amoritization of deferred stock compensation	94,500	—	—

Cash used in financing activities:	94,500	—	(4,556)

Increase (decrease) in cash	(626,913)	(458,698)	468,180

Cash and cash equivalents, beginning of year	4,399,307	4,858,005	4,389,825

Cash and cash equivalents, end of year	$3,772,394	$4,399,307	$4,858,005

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 2001.

