Form 10-Q
period 2002-03-31
BRUNSWICK BANCORP
filed 2002-05-07
CIK 771614

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Quarter Ended March 31, 2002	Commission file number 0-14403

BRUNSWICK BANCORP

(Exact Name of Registrant as Specified in its Charter)

NEW JERSEY	22-2610694

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

NEW BRUNSWICK, NEW JERSEY	08901

(Address of Principal Executive Office)	(Zip Code)

(732) 247-5800

(Registrant’s Telephone Number Including Area Code)

NOT APPLICABLE

(Former Name, Former Address and Former Fiscal Year If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE	1,904,532 SHARES

(Class of Stock)	(Outstanding at March 31, 2002)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

BRUNSWICK BANCORP AND SUBSIDIARIES

INDEX

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets March 31, 2002 and December 31, 2001	1

	Consolidated Statements of Income Three Months Ended March 31, 2002, 2001 and 2000	2

	Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2002, 2001 and 2000	3

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2002, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5-6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	7-8

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31	December 31
	2002	2001

ASSETS:

Cash and due from banks	$5,402,062	$9,064,753

Federal funds sold	13,100,000	6,000,000

Total cash and cash equivalents	18,502,062	15,064,753

Securities held to maturity	34,903,244	34,913,592

Loans receivable, net	56,889,441	56,090,636

Premises and equipment	1,212,775	1,256,514

Accrued interest receivable	977,163	1,139,374

Other assets	698,099	538,815

TOTAL ASSETS	$113,182,784	$109,003,684

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:

Deposits:

Non-interest bearing	$28,602,557	$29,118,166

Interest bearing	56,549,693	52,509,335

Total deposits	85,152,250	81,627,501

Borrowed funds	559,655	704,482

Accrued interest payable	178,798	177,569

Other liabilities	616,703	248,324

Total liabilities	86,507,406	82,757,876

Stockholders’ equity

Common stock, no par value

Authorized 10,000,000 shares;

Issued and outstanding 1,904,532 shares at March 31, 2002 and December 31, 2001	3,809,064	3,809,064

Additional paid-in capital	2,973,380	2,973,380

Retained earnings	20,876,283	20,473,038

Deferred stock compensation	(891,575)	(917,900)

Treasury stock at cost, 9300 shares	(91,774)	(91,774)

Total stockholders’ equity	26,675,378	26,245,808

TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY	$113,182,784	$109,003,684

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002, 2001 AND 2000
UNAUDITED

	2002	2001	2000

INTEREST INCOME:

Interest and fees on loans receivable	$1,400,409	$1,430,056	$1,124,429

Interest on investments	509,732	501,619	320,754

Interest on Federal funds sold	54,606	265,543	475,619

Total interest income	1,964,747	2,197,218	1,920,802

INTEREST EXPENSE:

Interest on deposits	197,502	459,684	482,340

Interest on borrowed funds	1,313	3,753	4,147

Total interest expense	198,815	463,437	486,487

Net interest income	1,765,932	1,733,781	1,434,315

Provision for credit losses	50,000	—	35,000

Net interest income after provision for credit losses	1,715,932	1,733,781	1,399,315

NON-INTEREST INCOME:

Service fees	206,496	219,203	230,672

Other non-interest income	14,534	17,540	4,080

Total non-interest income	221,030	236,743	234,752

NON-INTEREST EXPENSES

Salaries and wages	467,012	466,240	467,965

Employee benefits	195,169	167,707	148,099

Occupancy	173,962	178,836	156,428

Furniture and equipment	45,413	53,239	48,299

Other non-interest expenses	335,161	347,279	306,516

Total non-interest expenses	1,216,717	1,213,301	1,127,307

Income before income tax expense	720,245	757,223	506,760

Income tax expense	317,000	302,100	202,850

NET INCOME	$403,245	$455,123	$303,910

NET INCOME PER SHARE	$0.21	$0.24	$0.16

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2002, 2001 AND 2000
UNAUDITED

				DEFERRED
				STOCK
	COMMON		RETAINED	COMPEN-	TREASURY
	STOCK	SURPLUS	EARNINGS	SATION	STOCK	TOTAL

Balance, December 31, 1999	$1,804,532	$3,924,112	$17,020,826	$—	$(91,774)	$22,657,696

Net income	—	—	303,910	—	—	303,910

Stock split	1,804,532	(1,804,532)	—	—	—	—

Balance, March 31, 2000	$3,609,064	$2,119,580	$17,324,736	$—	$(91,774)	$22,961,606

Balance, December 31, 2000	$3,729,064	$2,621,380	$18,647,756	$(580,400)	$(91,774)	$24,326,026

Net income	—	—	455,123	—	—	455,123

Deferred stock compensation	80,000	420,000	—	(500,000)	—	—

Amortization of deferred stock compensation	—	—	—	15,525	—	15,525

Balance, March 31, 2001	$3,809,064	$3,041,380	$19,102,879	$(1,064,875)	$(91,774)	$24,796,674

Balance, December 31, 2001	$3,809,064	$2,973,380	$20,473,038	$(917,900)	$(91,774)	$26,245,808

Net income	—	—	403,245	—	—	403,245

Amortization of deferred stock compensation	—	—	—	26,325	—	26,325

Balance, March 31, 2002	$3,809,064	$2,973,380	$20,876,283	$(891,575)	$(91,774)	$26,675,378

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002, 2001 AND 2000
UNAUDITED

	2002	2001	2000

OPERATING ACTIVITIES:

Net income	$403,245	$455,123	$303,910

Adjustments to reconcile net income to cash provided by operating activities:

Provision for credit losses	50,000	—	35,000

Depreciation and amortization	33,376	48,512	38,408

Net accretion of securities discounts	(27,679)	(10,495)	(18,479)

(Increase) decrease in other assets	2,927	80,244	(476,281)

Increase (decrease) in other liabilities	369,608	455,874	409,268

Net cash provided (used) by operating activities	831,477	1,029,258	291,826

INVESTING ACTIVITIES:

Maturities of securities	11,000,000	6,000,000	—

Principal repayments on securities	22,353	5,953	19,062

Purchases of securities	(10,984,326)	(11,000,000)	—

Net (increase) decrease in loans receivable	(848,805)	(105,372)	(681,564)

Acquisitions of premises and equipment	—	(3,990)	(243,548)

Proceeds from sale of premises	10,363	—	—

Net cash provided (used) by investing activities	(800,415)	(5,103,409)	(906,050)

FINANCING ACTIVITIES:

Net increase (decrease) in non-interest bearing deposits	(515,609)	1,782,923	1,181,711

Net increase (decrease) in interest bearing deposits	4,040,358	(7,751,844)	(3,424,965)

Net increase (decrease) in borrowed funds	(144,827)	(286,250)	(374,126)

Amortization of deferred stock compensation	26,325	—	—

Net cash provided (used) by financing activities	3,406,247	(6,255,171)	(2,617,380)

Increase (decrease) in cash and cash equivalents	3,437,309	(10,329,322)	(3,231,604)

Cash and cash equivalents at January 1	15,064,753	39,271,870	40,505,416

Cash and cash equivalents at March 31	$18,502,062	$28,942,548	$37,273,812

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

	MARCH 31, 2002

	BOOK	MARKET
	VALUE	VALUE

U.S. Government and agency securities	$32,953,244	$32,907,512

Other securities	1,950,000	1,950,000

	$34,903,244	$34,857,512

	DECEMBER 31, 2001

	BOOK	MARKET
	VALUE	VALUE

U.S. Government and agency securities	$32,963,592	$33,239,087

Other securities	1,950,000	1,950,000

	$34,913,592	$35,189,087

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

	MARCH 31	DECEMBER 31
	2002	2001

Commercial loans	$26,038,373	$25,902,467

Real estate loans	31,218,923	30,221,330

Consumer loans	681,853	847,005

	57,939,149	56,970,802

Less:

Allowance for credit losses	959,191	800,000

Unearned income	90,517	80,166

	$56,889,441	$56,090,636

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

	MARCH 31	DECEMBER 31
	2002	2001

Land	$516,927	$516,927

Bank premises	745,958	745,958

Leasehold improvements	183,023	183,023

Furniture and equipment	1,095,861	1,178,536

	2,541,769	2,624,444

Less accumulated depreciation and amortization	1,328,994	1,367,930

	$1,212,775	$1,256,514

BRUNSWICK BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
MARCH 31, 2002

There were no significant changes in the Corporation's Balance Sheet since December 31, 2001.

Federal funds sold increased by $7,100,000. This increase, for the most part, was the result of an increase of $3,525,000 in investment securities and a $3,663,000 decrease in cash and due from banks.

The allowance for credit losses increased by approximately $159,000, which was due to $50,000 in credit loss provisions and recoveries totaling $109,000. At March 31, 2002 the allowance for credit losses totaled $959,191 which represented 31% of past due and nonaccrual loans.

The results of operations for the first quarter of 2002, compared to the same period of 2001, show a decrease in income before taxes of approximately $37,000.

Due to declining interest rates interest income and expenses decreased by $232,000 and $264,000, respectively which resulted in a $32,000 increase in net interest income. This increase is analyzed in detail on page 8.

The corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At March 31, 2002 our total risk-based capital ratio was 42.6% which is over five times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Increase (Decrease) Due to Changes in

	Volume	Rates	Total

Three Months Ended March 31, 2002

Versus

Three Months Ended March 31, 2001

Interest income on:

Loans receivable	$269	$37	$306

Securities held to maturity	103	78	181

Federal funds sold	(208)	(3)	(211)

Total interest income	164	112	276

Interest expense on:

Deposits	(3)	(20)	(23)

Borrowed funds	—	—	—

Total interest expense	(3)	(20)	(23)

Net interest income	$167	$132	$299

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended March 31, 2002.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BRUNSWICK BANCORP AND SUBSIDIARIES

04/23/02	Roman T. Gumina

Date	Roman T. Gumina, President

04/23/02	Thomas Fornale

Date	Thomas Fornale, Treasurer