Form 10-Q
period 2002-06-30
BRUNSWICK BANCORP
filed 2002-07-31
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

Quarter ended June 30, 2002                       Commission file number 0-14403

                                BRUNSWICK BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                              --------------------

           NEW JERSEY                                    22-2610694
------------------------------                      ----------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


  NEW BRUNSWICK, NEW JERSEY                                 08901
---------------------------------------                   ----------
(Address of Principal Executive Office)                   (Zip Code)


                                 (732) 247-5800
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
               ---------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)


COMMON STOCK, NO PAR VALUE                               2,094,875 SHARES
--------------------------                        ------------------------------
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

                Yes      X                          No
                     ---------                          ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                              June 30          December 31
                                                                2002               2001
                                                            -------------      -------------
ASSETS:
    Cash and due from banks                                 $   6,496,956      $   9,064,753
    Federal funds sold                                         13,000,000          6,000,000
                                                            -------------      -------------
       Total cash and cash equivalents                         19,496,956         15,064,753
    Securities held to maturity                                34,908,570         34,913,592
    Loans receivable, net                                      55,187,446         56,090,636
    Premises and equipment                                      1,238,383          1,256,514
    Accrued interest receivable                                 1,148,563          1,139,374
    Other assets                                                  562,278            538,815
                                                            -------------      -------------
           TOTAL ASSETS                                     $ 112,542,196      $ 109,003,684
                                                            -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
       Deposits:
          Non-interest bearing                              $  29,769,739      $  29,118,166
          Interest bearing                                     54,744,918         52,509,335
                                                            -------------      -------------
             Total deposits                                    84,514,657         81,627,501
       Borrowed funds                                             290,313            704,482
       Accrued interest payable                                   161,672            177,569
       Other liabilities                                          397,500            248,324
                                                            -------------      -------------
             Total liabilities                                 85,364,142         82,757,876
                                                            -------------      -------------
    Stockholders' equity
       Common stock, no par value
         Authorized 10,000,000 shares
         Issued 2,094,875 shares, June 30, 2002
         and 1,904,532 shares, December 31, 2001                4,189,750          3,809,064
       Additional paid-in capital                               2,592,694          2,973,380
       Retained earnings                                       21,356,039         20,473,038
       Deferred stock compensation                               (865,250)          (917,900)
       Treasury stock at cost, 10,457 and 10,230 shares           (95,179)           (91,774)
                                                            -------------      -------------
             Total stockholders' equity                        27,178,054         26,245,808
                                                            -------------      -------------

             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                        $ 112,542,196      $ 109,003,684
                                                            -------------      -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2002, 2001 AND 2000
UNAUDITED

                                                2002           2001           2000
                                             ----------     ----------     ----------
INTEREST INCOME:
   Interest and fees on loans receivable     $2,764,188     $2,798,075     $2,390,874
   Interest on investments                    1,031,130      1,009,286        642,988
   Interest on Federal funds sold               107,811        497,492        978,859
                                             ----------     ----------     ----------
      Total interest income                   3,903,129      4,304,853      4,012,721
                                             ----------     ----------     ----------

INTEREST EXPENSE:
   Interest on deposits                         373,139        867,416        977,521
   Interest on borrowed funds                     1,920          5,832          9,165
                                             ----------     ----------     ----------
      Total interest expense                    375,059        873,248        986,686
                                             ----------     ----------     ----------

Net interest income                           3,528,070      3,431,605      3,026,035
Provision for credit losses                      75,000          7,000        150,000
                                             ----------     ----------     ----------
Net interest income after provision
   for credit losses                          3,453,070      3,424,605      2,876,035
                                             ----------     ----------     ----------

NON-INTEREST INCOME:
   Service fees                                 441,751        462,610        542,849
   Other non-interest income                     17,954         23,134         65,200
                                             ----------     ----------     ----------
      Total non-interest income                 459,705        485,744        608,049
                                             ----------     ----------     ----------

NON-INTEREST EXPENSES
   Salaries and wages                           935,769        958,079        938,266
   Employee benefits                            367,226        352,222        283,117
   Occupancy                                    352,498        357,970        314,413
   Furniture and equipment                       95,567        119,815        103,974
   Other non-interest expenses                  609,831        660,570        665,614
                                             ----------     ----------     ----------
      Total non-interest expenses             2,360,891      2,448,656      2,305,384
                                             ----------     ----------     ----------

Income before income tax expense              1,551,884      1,461,693      1,178,700
Income tax expense                              667,340        580,650        469,968
                                             ----------     ----------     ----------
NET INCOME                                   $  884,544     $  881,043     $  708,732
                                             ----------     ----------     ----------

NET INCOME PER SHARE                         $     0.42     $     0.42     $     0.34
                                             ----------     ----------     ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 2002, 2001 AND 2000
UNAUDITED

                                                2002           2001           2000
                                             ----------     ----------     ----------
INTEREST INCOME:
   Interest and fees on loans receivable     $1,363,779     $1,368,019     $1,266,445
   Interest on investments                      521,398        507,667        322,234
   Interest on Federal funds sold                53,205        231,949        503,240
                                             ----------     ----------     ----------
      Total interest income                   1,938,382      2,107,635      2,091,919
                                             ----------     ----------     ----------

INTEREST EXPENSE:
   Interest on deposits                         175,637        407,732        495,181
   Interest on borrowed funds                       607          2,079          5,018
                                             ----------     ----------     ----------
      Total interest expense                    176,244        409,811        500,199
                                             ----------     ----------     ----------

Net interest income                           1,762,138      1,697,824      1,591,720
Provision for credit losses                      25,000          7,000        115,000
                                             ----------     ----------     ----------
Net interest income after provision
   for credit losses                          1,737,138      1,690,824      1,476,720
                                             ----------     ----------     ----------

NON-INTEREST INCOME:
   Service fees                                 235,255        243,407        312,177
   Other non-interest income                      3,420          5,594         61,120
                                             ----------     ----------     ----------
      Total non-interest income                 238,675        249,001        373,297
                                             ----------     ----------     ----------

NON-INTEREST EXPENSES
   Salaries and wages                           468,757        491,839        470,301
   Employee benefits                            172,057        184,515        135,018
   Occupancy                                    178,536        179,134        157,985
   Furniture and equipment                       50,154         66,576         55,675
   Other non-interest expenses                  274,670        313,291        359,098
                                             ----------     ----------     ----------
      Total non-interest expenses             1,144,174      1,235,355      1,178,077
                                             ----------     ----------     ----------

Income before income tax expense                831,639        704,470        671,940
Income tax expense                              350,340        278,550        267,118
                                             ----------     ----------     ----------
NET INCOME                                   $  481,299     $  425,920     $  404,822
                                             ----------     ----------     ----------

NET INCOME PER SHARE                         $     0.23     $     0.20     $     0.19
                                             ----------     ----------     ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002, 2001 AND 2000
UNAUDITED

                                                                                     DEFERRED
                                                                                      STOCK
                                   COMMON                          RETAINED          COMPEN-        TREASURY
                                   STOCK          SURPLUS          EARNINGS          SATION          STOCK           TOTAL
                                 ----------     -----------      ------------      -----------      --------      ------------
 Balance, December 31, 1999      $1,804,532     $ 3,924,112      $ 17,020,826      $        --      $(91,774)     $ 22,657,696

 Net income                              --              --           708,732               --            --           708,732

 Stock split                      1,804,532      (1,804,532)               --               --            --                --

 Restricted stock awards            120,000        (120,000)               --               --            --                --
                                 ----------     -----------      ------------      -----------      --------      ------------
 Balance, June 30, 2000          $3,729,064     $ 1,999,580      $ 17,729,558      $        --      $(91,774)     $ 23,366,428
                                 ----------     -----------      ------------      -----------      --------      ------------



 Balance, December 31, 2000      $3,729,064     $ 2,621,380      $ 18,647,756      $  (580,400)     $(91,774)     $ 24,326,026

 Net income                              --              --           881,043               --            --           881,043

 Deferred stock compensation         80,000         420,000                --         (500,000)           --                --

 Amortization of deferred
    stock compensation                   --              --                --           43,550            --            43,550
                                 ----------     -----------      ------------      -----------      --------      ------------
 Balance, June 30, 2001          $3,809,064     $ 3,041,380      $ 19,528,799      $(1,036,850)     $(91,774)     $ 25,250,619
                                 ----------     -----------      ------------      -----------      --------      ------------



 Balance, December 31, 2001      $3,809,064     $ 2,973,380      $ 20,473,038      $  (917,900)     $(91,774)     $ 26,245,808

 Net income                              --              --           884,544               --            --           884,544

 Stock dividend                     380,686        (380,686)           (1,543)              --            --            (1,543)

 Amortization of deferred
    stock compensation                   --              --                --           52,650            --            52,650

 Purchase of treasury stock              --              --                --               --        (3,405)           (3,405)

                                 ----------     -----------      ------------      -----------      --------      ------------
 Balance, June 30, 2002          $4,189,750     $ 2,592,694      $ 21,356,039      $  (865,250)     $(95,179)     $ 27,178,054
                                 ----------     -----------      ------------      -----------      --------      ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002, 2001 AND 2000
UNAUDITED

                                                                    2002              2001              2000
                                                                ------------      ------------      ------------
OPERATING ACTIVITIES:
   Net income                                                   $    884,544      $    881,043      $    708,732
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                   75,000             7,000           150,000
        Depreciation and amortization                                 67,187           101,970            77,676
        Net accretion of securities discounts                        (59,713)          (35,724)          (32,196)
        (Increase) decrease in other assets                          (32,652)         (175,940)         (608,321)
        Increase (decrease) in other liabilities                     133,279           213,849           233,128
                                                                ------------      ------------      ------------
           Net cash provided (used) by operating activities        1,067,645           992,198           529,019
                                                                ------------      ------------      ------------

INVESTING ACTIVITIES:
   Maturities of securities                                       11,000,000         6,000,000         4,000,000
   Principal repayments on securities                                 49,061            26,640            33,356
   Purchases of securities                                       (10,984,326)      (11,000,000)       (6,324,500)
   Net (increase) decrease in loans receivable                       828,190            45,959        (4,922,018)
   Acquisitions of premises and equipment                            (59,419)         (160,225)         (289,204)
   Proceeds from sales of premises and equipment                      10,363           878,223                --
                                                                ------------      ------------      ------------
           Net cash provided (used) by investing activities          843,869        (4,209,403)       (7,502,366)
                                                                ------------      ------------      ------------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                             (1,543)               --                --
   Amortization of deferred stock compensation                        52,650            43,550                --
   Purchase of treasury stock                                         (3,405)               --                --
   Net increase (decrease) in non-interest
     bearing deposits                                                651,573         2,473,561         2,096,845
   Net increase (decrease) in interest
     bearing deposits                                              2,235,583       (10,937,553)       (5,140,424)
   Net increase (decrease) in borrowed funds                        (414,169)           38,412            (9,336)
                                                                ------------      ------------      ------------
           Net cash provided (used) by financing activities        2,520,689        (8,382,030)       (3,052,915)
                                                                ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                   4,432,203       (11,599,235)      (10,026,262)
Cash and cash equivalents at January 1                            15,064,753        39,271,870        40,505,416
                                                                ------------      ------------      ------------
Cash and cash equivalents at June 30                            $ 19,496,956      $ 27,672,635      $ 30,479,154
                                                                ------------      ------------      ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                      JUNE 30, 2002
                                                  BOOK            MARKET
                                                  VALUE           VALUE
                                               -----------     -----------
     U.S. Government and agency securities     $32,958,570     $33,431,702
     Other securities                            1,950,000       1,950,000
                                               -----------     -----------
                                               $34,908,570     $35,381,702
                                               -----------     -----------

                                                      DECEMBER 31, 2001
                                                  BOOK           MARKET
                                                  VALUE          VALUE
                                               -----------     -----------
     U.S. Government and agency securities     $32,963,592     $33,239,087
     Other securities                            1,950,000       1,950,000
                                               -----------     -----------
                                               $34,913,592     $35,189,087
                                               -----------     -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

                                            JUNE 30        DECEMBER 31
                                              2002            2001
                                           -----------     -----------
         Commercial loans                  $26,969,604     $25,902,467
         Real estate loans                  28,807,845      30,221,330
         Consumer loans                        633,223         847,005
                                           -----------     -----------
                                            56,410,672      56,970,802
         Less:
           Allowance for credit losses       1,120,548         800,000
           Unearned income                     102,678          80,166
                                           -----------     -----------
                                           $55,187,446     $56,090,636
                                           -----------     -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                             JUNE 30       DECEMBER 31
                                               2002           2001
                                            ----------     -----------
          Land                              $  516,927     $  516,927
          Bank premises                        764,260        745,958
          Leasehold improvements               183,023        183,023
          Furniture and equipment            1,136,978      1,178,536
                                            ----------     ----------
                                             2,601,188      2,624,444
          Less accumulated depreciation
            and amortization                 1,362,805      1,367,930
                                            ----------     ----------
                                            $1,238,383     $1,256,514
                                            ----------     ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002


There were no significant changes in the Corporation's Balance Sheet since December 31, 2001.

Federal funds sold increased by $7,000,000. This increase, for the most part, was the result of an increase of $2,887,000 in deposits and a $2,568,000 decrease in cash and due from banks.

The allowance for credit losses increased by approximately $321,000, which was due to $75,000 in credit loss provisions and net recoveries totaling $246,000. At June 30, 2002 the allowance for credit losses totaled $1,120,548 which represented 42% of past due and nonaccrual loans.

The results of operations for the first half of 2002, compared to the same period of 2001, show a increase in income before taxes of approximately $90,000.

Due to declining interest rates interest income and expenses decreased by $402,000 and $498,000, respectively which resulted in a $96,000 increase in net interest income. This increase is analyzed in detail on page 9.

The corporation continues to be "Well Capitalized" which is the highest classification a bank can receive. At June 30, 2002 our total risk-based capital ratio was 44.6% which is over five times the regulatory requirement.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                          Increase (Decrease) Due to Changes in
                                          -------------------------------------
                                             Volume       Rates        Total
                                             ------       -----        -----
       Six Months Ended June 30, 2002
                     Versus
       Six Months Ended June 30, 2001

       Interest income on:
         Loans receivable                    $ 193        $(227)       $ (34)
         Securities held to maturity           175         (153)          22
         Federal funds sold                    (70)        (320)        (390)
                                             -----        -----        -----
                Total interest income          298         (700)        (402)
                                             -----        -----        -----
       Interest expense on:
         Deposits                               (3)        (491)        (494)
         Borrowed funds                         --           (4)          (4)
                                             -----        -----        -----
                Total interest expense          (3)        (495)        (498)
                                             -----        -----        -----
                Net interest income          $ 301        $(205)       $  96
                                             -----        -----        -----

       Quarter Ended June 30, 2002
                     Versus
       Quarter Ended June 30, 2001

       Interest income on:
         Loans receivable                    $ 101        $(105)       $  (4)
         Securities held to maturity            86          (72)          14
         Federal funds sold                    (42)        (137)        (179)
                                             -----        -----        -----
                Total interest income          145         (314)        (169)
                                             -----        -----        -----
       Interest expense on:
         Deposits                               --         (232)        (232)
         Borrowed funds                         --           (1)          (1)
                                             -----        -----        -----
                Total interest expense          --         (233)        (233)
                                             -----        -----        -----
                Net interest income          $ 145        $ (81)       $  64
                                             -----        -----        -----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended June 30, 2002.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                       BRUNSWICK BANCORP AND SUBSIDIARIES


        07/30/02                                         Roman T. Gumina
  --------------------                           -------------------------------
         Date                                       Roman T. Gumina, President


        07/30/02                                         Thomas Fornale
  --------------------                           -------------------------------
         Date                                       Thomas Fornale, Treasurer