Form 10-Q
period 2002-09-30
BRUNSWICK BANCORP
filed 2002-11-04
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

Quarter ended September 30, 2002                  Commission file number 0-14403

                                BRUNSWICK BANCORP
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                              --------------------

          NEW JERSEY                                            22-2610694
-------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


      NEW BRUNSWICK, NEW JERSEY                                         08901
---------------------------------------                               ----------
(Address of Principal Executive Office)                               (Zip Code)


                                 (732) 247-5800
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)


                                 NOT APPLICABLE
               ---------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)


COMMON STOCK, NO PAR VALUE                             2,094,875 SHARES
--------------------------                   -----------------------------------
     (Class of Stock)                        (Outstanding at September 30, 2002)

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X                             No
              ------------                         -----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001                   1

                  Consolidated Statements of Income
                  Nine Months Ended September 30, 2002, 2001 and 2000        2

                  Consolidated Statements of Income
                  Quarters Ended September 30, 2002, 2001 and 2000           3

                  Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 2002, 2001 and 2000        4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002, 2001 and 2000        5

                  Notes to Consolidated Financial Statements                6-7

     Item 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operation                      8-9

PART II -  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                             10

     Signatures                                                             11

     Certification of Quarterly Report                                      12

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                             September 30        December 31
                                                                 2002               2001
                                                            -------------       -------------
ASSETS:
   Cash and due from banks                                  $   7,618,395       $   9,064,753
   Federal funds sold                                          26,700,000           6,000,000
                                                            -------------       -------------
      Total cash and cash equivalents                          34,318,395          15,064,753
   Securities held to maturity                                 29,913,896          34,913,592
   Loans receivable, net                                       58,503,064          56,090,636
   Premises and equipment                                       1,206,533           1,256,514
   Accrued interest receivable                                    802,413           1,139,374
   Other assets                                                   576,812             538,815
                                                            -------------       -------------
          TOTAL ASSETS                                      $ 125,321,113       $ 109,003,684
                                                            -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                               $  30,807,886       $  29,118,166
         Interest bearing                                      65,792,198          52,509,335
                                                            -------------       -------------
            Total deposits                                     96,600,084          81,627,501
      Borrowed funds                                              540,770             704,482
      Accrued Interest payable                                    148,056             177,569
      Other liabilities                                           444,124             248,324
                                                            -------------       -------------
            Total liabilities                                  97,733,034          82,757,876
                                                            -------------       -------------
   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares
        Issued 2,094,875 shares, September 30, 2002
        and 1,904,532 shares, December 31, 2001                 4,189,750           3,809,064
      Additional paid-in capital                                2,592,694           2,973,380
      Retained earnings                                        21,741,179          20,473,038
      Deferred stock compensation                                (838,925)           (917,900)
      Treasury stock at cost, 10,553 and 10,230 shares            (96,619)            (91,774)
                                                            -------------       -------------
            Total stockholders' equity                         27,588,079          26,245,808
                                                            -------------       -------------

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                         $ 125,321,113       $ 109,003,684
                                                            -------------       -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
UNAUDITED

                                                 2002            2001            2000
                                              ----------      ----------      ----------
INTEREST INCOME:
   Interest and fees on loans receivable      $4,088,429      $4,154,751      $3,712,871
   Interest on investments                     1,489,319       1,466,711       1,133,076
   Interest on Federal funds sold                198,960         698,003       1,317,319
                                              ----------      ----------      ----------
      Total interest income                    5,776,708       6,319,465       6,163,266
                                              ----------      ----------      ----------

INTEREST EXPENSE:
   Interest on deposits                          549,081       1,194,503       1,466,604
   Interest on borrowed funds                      3,160           7,572          13,477
                                              ----------      ----------      ----------
      Total interest expense                     552,241       1,202,075       1,480,081
                                              ----------      ----------      ----------

Net interest income                            5,224,467       5,117,390       4,683,185
Provision for credit losses                      175,000          28,000         225,000
                                              ----------      ----------      ----------
Net interest income after provision
   for credit losses                           5,049,467       5,089,390       4,458,185
                                              ----------      ----------      ----------

NON-INTEREST INCOME:
   Service fees                                  694,881         674,863         788,050
   Other non-interest income                      23,049          44,074          69,281
                                              ----------      ----------      ----------
      Total non-interest income                  717,930         718,937         857,331
                                              ----------      ----------      ----------

NON-INTEREST EXPENSES
   Salaries and wages                          1,379,107       1,453,278       1,386,729
   Employee benefits                             538,971         533,402         421,198
   Occupancy                                     540,859         542,794         475,837
   Furniture and equipment                       147,134         166,474         160,329
   Other non-interest expenses                   890,892         934,874         913,747
                                              ----------      ----------      ----------
      Total non-interest expenses              3,496,963       3,630,822       3,357,840
                                              ----------      ----------      ----------

Income before income tax expense               2,270,434       2,177,505       1,957,676
Income tax expense                             1,000,750         895,450         910,860
                                              ----------      ----------      ----------
NET INCOME                                    $1,269,684      $1,282,055      $1,046,816
                                              ----------      ----------      ----------

NET INCOME PER SHARE                          $     0.61      $     0.67      $     0.50
                                              ----------      ----------      ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
UNAUDITED

                                                 2002            2001            2000
                                              ----------      ----------      ----------
INTEREST INCOME:
   Interest and fees on loans receivable      $1,324,241      $1,356,676      $1,321,997
   Interest on investments                       458,189         457,425         490,088
   Interest on Federal funds sold                 91,149         200,511         338,460
                                              ----------      ----------      ----------
      Total interest income                    1,873,579       2,014,612       2,150,545
                                              ----------      ----------      ----------

INTEREST EXPENSE:
   Interest on deposits                          175,942         327,087         489,083
   Interest on borrowed funds                      1,240           1,740           4,312
                                              ----------      ----------      ----------
      Total interest expense                     177,182         328,827         493,395
                                              ----------      ----------      ----------

Net interest income                            1,696,397       1,685,785       1,657,150
Provision for credit losses                      100,000          21,000          75,000
                                              ----------      ----------      ----------
Net interest income after provision
   for credit losses                           1,596,397       1,664,785       1,582,150
                                              ----------      ----------      ----------

NON-INTEREST INCOME:
   Service fees                                  253,130         212,253         245,201
   Other non-interest income                       5,095          20,940           4,081
                                              ----------      ----------      ----------
      Total non-interest income                  258,225         233,193         249,282
                                              ----------      ----------      ----------

NON-INTEREST EXPENSES
   Salaries and wages                            443,338         495,199         448,463
   Employee benefits                             171,745         181,180         138,081
   Occupancy                                     188,361         184,824         161,424
   Furniture and equipment                        51,567          46,659          56,355
   Other non-interest expenses                   281,061         274,304         248,133
                                              ----------      ----------      ----------
      Total non-interest expenses              1,136,072       1,182,166       1,052,456
                                              ----------      ----------      ----------

Income before income tax expense                 718,550         715,812         778,976
Income tax expense                               333,410         314,800         440,892
                                              ----------      ----------      ----------
NET INCOME                                    $  385,140      $  401,012      $  338,084
                                              ----------      ----------      ----------

NET INCOME PER SHARE                          $     0.18      $     0.19      $     0.16
                                              ----------      ----------      ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
UNAUDITED

                                                                               DEFERRED
                                                                                STOCK
                                 COMMON                        RETAINED        COMPEN-        TREASURY
                                 STOCK         SURPLUS         EARNINGS         SATION          STOCK            TOTAL
                              ------------   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999    $  1,804,532   $  3,924,112    $ 17,020,826    $       --      $    (91,774)   $ 22,657,696

Net income                            --             --         1,046,816            --              --         1,046,816

Stock split                      1,804,532     (1,804,532)           --              --              --              --

Restricted stock awards            120,000       (120,000)           --              --              --              --
                              ------------   ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2000   $  3,729,064   $  1,999,580    $ 18,067,642    $       --      $    (91,774)   $ 23,704,512
                              ------------   ------------    ------------    ------------    ------------    ------------



Balance, December 31, 2000    $  3,729,064   $  2,621,380    $ 18,647,756    $   (580,400)   $    (91,774)   $ 24,326,026

Net income                            --             --         1,282,055            --              --         1,282,055

Deferred stock compensation         80,000        352,000            --          (432,000)           --              --

Amortization of deferred
   stock compensation                 --             --              --            71,575            --            71,575
                              ------------   ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2001   $  3,809,064   $  2,973,380    $ 19,929,811    $   (940,825)   $    (91,774)   $ 25,679,656
                              ------------   ------------    ------------    ------------    ------------    ------------


Balance, December 31, 2001    $  3,809,064   $  2,973,380    $ 20,473,038    $   (917,900)   $    (91,774)   $ 26,245,808

Net income                            --             --         1,269,684            --              --         1,269,684

Stock dividend                     380,686       (380,686)         (1,543)           --              --            (1,543)

Amortization of deferred
   stock compensation                 --             --              --            78,975            --            78,975

Purchase of treasury stock            --             --              --              --            (4,845)         (4,845)
                              ------------   ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2002   $  4,189,750   $  2,592,694    $ 21,741,179    $   (838,925)   $    (96,619)   $ 27,588,079
                              ------------   ------------    ------------    ------------    ------------    ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
UNAUDITED

                                                                     2002               2001               2000
                                                                 ------------       ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                    $  1,269,684       $  1,282,055       $  1,046,816
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                   175,000             28,000            225,000
        Depreciation and amortization                                  99,037            142,305            124,433
        Net accretion of securities discounts                         (83,282)           (63,365)           (43,174)
        (Increase) decrease in other assets                           298,964            351,298           (711,894)
        Increase (decrease) in other liabilities                      166,287            284,106            308,252
                                                                 ------------       ------------       ------------
           Net cash provided (used) by operating activities         1,925,690          2,024,399            949,433
                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES:
   Maturities of securities                                        16,000,000          9,000,000          4,100,000
   Principal repayments on securities                                  67,304             49,739             39,806
   Purchases of securities                                        (10,984,326)       (11,000,000)       (14,324,500)
   Net (increase) decrease in loans receivable                     (2,587,428)          (719,927)        (8,490,949)
   Acquisitions of premises and equipment                             (59,419)          (160,225)          (391,735)
   Proceeds from sales of premises and equipment                       10,363            890,845               --
                                                                 ------------       ------------       ------------
           Net cash provided (used) by investing activities         2,446,494         (1,939,568)       (19,067,378)
                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                              (1,543)              --                 --
   Amortization of deferred stock compensation                         78,975             71,575               --
   Purchase of treasury stock                                          (4,845)              --                 --
   Net increase (decrease) in non-interest
     bearing deposits                                               1,689,720            557,087          2,302,638
   Net increase (decrease) in interest
     bearing deposits                                              13,282,863         (3,252,651)        (5,099,556)
   Net increase (decrease) in borrowed funds                         (163,712)           115,578           (303,160)
                                                                 ------------       ------------       ------------
           Net cash provided (used) by financing activities        14,881,458         (2,508,411)        (3,100,078)
                                                                 ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents                   19,253,642         (2,423,580)       (21,218,023)
Cash and cash equivalents at January 1                             15,064,753         39,271,870         40,505,416
                                                                 ------------       ------------       ------------
Cash and cash equivalents at September 30                        $ 34,318,395       $ 36,848,290       $ 19,287,393
                                                                 ------------       ------------       ------------

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

NOTE 2

SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                SEPTEMBER 30, 2002
                                              BOOK             MARKET
                                              VALUE            VALUE
                                           -----------      -----------
U.S. Government and agency securities      $27,963,896      $28,596,128
Other securities                             1,950,000        1,950,000
                                           -----------      -----------
                                           $29,913,896      $30,546,128
                                           -----------      -----------


                                                DECEMBER 31, 2001
                                              BOOK             MARKET
                                              VALUE            VALUE
                                           -----------      -----------
U.S. Government and agency securities      $32,963,592      $33,239,087
Other securities                             1,950,000        1,950,000
                                           -----------      -----------
                                           $34,913,592      $35,189,087
                                           -----------      -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

                                          SEPTEMBER 30      DECEMBER 31
                                              2002             2001
                                           -----------      -----------
Commercial loans                           $30,810,295      $25,902,467
Real estate loans                           28,427,051       30,221,330
Consumer loans                                 600,976          847,005
                                           -----------      -----------
                                            59,838,322       56,970,802
Less:
  Allowance for credit losses                1,216,742          800,000
  Unearned income                              118,516           80,166
                                           -----------      -----------
                                           $58,503,064      $56,090,636
                                           -----------      -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                          SEPTEMBER 30    DECEMBER 31
                                              2002           2001
                                           ----------      ----------
Land                                       $  516,927      $  516,927
Bank premises                                 764,618         745,958
Leasehold improvements                        183,024         183,023
Furniture and equipment                     1,136,978       1,178,536
                                           ----------      ----------
                                            2,601,547       2,624,444
Less accumulated depreciation
  and amortization                          1,395,014       1,367,930
                                           ----------      ----------
                                           $1,206,533      $1,256,514
                                           ----------      ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

There were some significant changes in the Corporation's Balance Sheet since December 31, 2001. The most noticeable was a $16,000,000 increase in total assets which logically resulted from a similar increase in deposits.

The increase in available funding mostly affected Federal funds sold which increased by $20,700,000. Due to maturing investments, securities decreased by $5,000,000 while there was a $2,400,000 increase in net loans.

The allowance for credit losses increased by approximately $417,000, which was due to $175,000 in credit loss provisions and net recoveries totaling $242,000. At September 30, 2002 the allowance for credit losses totaled $1,216,742 which represented 31% of all past due and nonaccrual loans.

Mostly due to the current year's earnings, stockholders' equity increased by approximately $1,342,000 and the Corporation continues to be classified as "Well Capitalized". At September 30, 2002 our risk-based capital ratio was 42.3% which is over five times the regulatory requirement.

The results of operations for the first three quarters of 2002, compared to the same period of 2001, show a increase in income before taxes of approximately $93,000.

Although there were volume increases in interest sensitive assets and liabilities, declining interest rates brought about decreases in interest income and expense of $543,000 and $650,000, respectively. The resulting $107,000 increase in net interest income is analyzed in detail on page 9.

Credit loss provisions during the current nine month period exceeded last year's provisions during the same period by $147,000. This additional expense however was offset by a $134,000 decrease in non-interest expenses.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME



                                            Increase (Decrease) Due to Changes in
                                           ----------------------------------------
                                            Volume          Rates           Total
                                           ---------      ---------       ---------
Nine Months Ended September 30, 2002
            Versus
Nine Months Ended September 30, 2001
------------------------------------
Interest income on:
  Loans receivable                         $     168      $    (234)      $     (66)
  Securities held to maturity                    189           (167)             22
  Federal funds sold                               6           (505)           (499)
                                           ---------      ---------       ---------
         Total interest income                   363           (906)           (543)
                                           ---------      ---------       ---------
Interest expense on:
  Deposits                                         9           (654)           (645)
  Borrowed funds                                --               (5)             (5)
                                           ---------      ---------       ---------
         Total interest expense                    9           (659)           (650)
                                           ---------      ---------       ---------
         Net interest income               $     354      $    (247)      $     107
                                           ---------      ---------       ---------

Quarter Ended September 30, 2002
           Versus
Quarter Ended September 30, 2001
--------------------------------
Interest income on:
  Loans receivable                         $      63      $     (95)      $     (32)
  Securities held to maturity                    104           (103)              1
  Federal funds sold                              (2)          (108)           (110)
                                           ---------      ---------       ---------
         Total interest income                   165           (306)           (141)
                                           ---------      ---------       ---------
Interest expense on:
  Deposits                                        25           (176)           (151)
  Borrowed funds                                --               (1)             (1)
                                           ---------      ---------       ---------
         Total interest expense                   25           (177)           (152)
                                           ---------      ---------       ---------
         Net interest income               $     140      $    (129)      $      11
                                           ---------      ---------       ---------

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
The Corporation filed no Form 8-K during the three months ended September 30, 2002.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES



   10/21/02                                          Roman T. Gumina
---------------                            -------------------------------------
     Date                                  Roman T. Gumina, President



   10/21/02                                          Thomas Fornale
---------------                            -------------------------------------
     Date                                  Thomas Fornale, Treasurer

                                                                         Page 12
                        CERTIFICATION OF QUARTERLY REPORT

     I, Carmen J. Gumina, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Brunswick Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 21, 2002                          Carmen J. Gumina
                                                 ----------------
                                                 Carmen J. Gumina
                                                 Chief Executive Officer