Form 10-K
period 2002-12-31
BRUNSWICK BANCORP
filed 2003-03-27
CIK 771614

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   (Mark One)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         Commission file number 0-14403

                                BRUNSWICK BANCORP
                                -----------------
             (Exact name of Registrant as specified in its Charter)

New Jersey                                              22-2610694
----------                                              ----------
(State or other jurisdiction of                         (IRS employer
  incorporation or organization)                         identification number)

439 Livingston Avenue
New Brunswick, NJ                                       08901
-----------------                                       -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information
statements incorporated by reference in Part III of the Form 10-K.    [X]
-----------------------------------------------------------------     --------
The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 7, 2003 was $25,138,500.

The number of shares of Registrant's Common Stock, no par value, outstanding as of February 7, 2003 was 2,094,875.

                                BRUNSWICK BANCORP
                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                    PART(S) INTO
DOCUMENTS                                                     WHICH INCORPORATED

The Proxy Statement will be completed, and filed with the SEC within 120 days of the end of the Registrant's fiscal year end. The information in the Proxy Statement under the captions "Proposal No. 1- Election of Directors", "Directors' Compensation", "Executive Compensation", "Beneficial Ownership of Common Stock by Management and Principal Shareholders", "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation", is the only information incorporated by reference in this Annual Report on Form 10-K. Information in the Proxy Statement required by Paragraphs
(k) and (1) of Item 402 of Regulation S-K is not incorporated by reference into any portion of the Annual Report on Form 10-K

With the exception of information specifically incorporated by reference, the Proxy Statement is not deemed part of this report.

TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I
            Item 1.      Business                                                         1
            Item 2.      Properties                                                       6
            Item 3.      Legal Proceedings                                                6
            Item 4.      Submission of Matters to a Vote of
                            Security Holders                                              6

PART II
            Item 5.      Market for Registrant's Common
                            Equity and Stockholder Matters                                7
            Item 6.      Selected Financial Data                                          8
            Item 7.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                 8
            Item 7A.     Quantitative and Qualitative Disclosures About
                            Market Risk                                                  19
            Item 8.      Financial Statements and Supplementary Data                     19
            Item 9.      Changes in and Disagreements with Accountant
                            on Accounting and Financial Disclosure                       19

PART III
            Item 10.     Directors and Executive Officers of the Registrant              19
            Item 11.     Compensation of Executive Officers                              19
            Item 12.     Security Ownership of Certain Beneficial Owners
                            and Management                                               19
            Item 13.     Certain Relationships and Related Transactions                  20

PART IV
            Item 14.     Exhibits, Financial Statements, Schedules and Reports
                            on Form 8-K                                                  20

                         Signatures                                                   21-22

                         Certification of Annual Report                                  23

                                BRUNSWICK BANCORP

                             Form 10-K Annual Report

                   For the Fiscal Year Ended December 31, 2002

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

The Bank in 2001 created a wholly owned subsidiary to manage the Bank's investment portfolio. BTB Investment Corp. Inc. was formed and now manages and operates the Bank's investments.

The Bank maintains its executive office and five branches in Monmouth and Middlesex Counties, New Jersey.

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

                              CAPITAL REQUIREMENTS

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The level of risk associated with each category then weights the total dollar value of each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8.00% is required. At least 4% of an institution's qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity minus goodwill.

Tier 2 capital consists of an institution's allowances for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 2002, the Company's Total Capital ratio was 43.64% consisting of a Tier 1 ratio of 42.41% and Tier 2 ratio of 1.23%. Such ratios exceed the current regulatory requirements.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, must maintain a ratio of 100-200 basis points above the 3% minimum. As of December 31, 2002, the consolidated Company, consisting of BB, the Bank and the BB subsidiaries, had a leverage capital ratio of 22.21%.

The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 2002. As of December 31, 2002, the Bank had a risk weighted capital ratio of 17.93% and a leverage capital ratio of 22.21%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" and requiring the agency to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 ratio of at least 5.0 percent, and (iv) meets certain requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 ratio of at least 4.6 percent, (iii) has a Tier 1 leverage ratio (a) at least 4.0 percent of (b) at least 3.0 percent if the institution was rated I in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than
8.0 percent (ii) has a Tier 1 risk based capital of less than 4.0 percent, or
(iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than
3.0 percent is the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

                           HOLDING COMPANY SUPERVISION

Generally, the Bank Holding Company Act limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking of managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation "Y" has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and more recently, discount brokerage services. BB is not currently conducting these activities.

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

The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking and Branching Act") enables bank holding companies to acquire banks in states other than its home state regardless of applicable state law. The Interstate Banking and Branching Act also authorize banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to "opt-out" of this provision, thereby prohibiting interest branching in such states. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. The vast majority of states have allowed inter-state banking by merger but has not authorized de novo branching.

New Jersey has enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

             GRAMM-LEACH-BLILEY FINANCIAL MODERNIZATION ACT OF 1999

  On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law - effective March 13, 2000. The Modernization Act:

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

         (c)      Narrative Description of Business

  Brunswick Bancorp exists primarily to hold the stock of its active subsidiary, Brunswick Bank & Trust. BB also owns 100% of the common stock of Brunscor Realty, a corporation that has been inactive, but in January 2002 has been activated and owns one of the bank's parking lot as a rental property. As a secondary function, BB conducts commercial lending activities.

  BB is a legal entity separate from the Bank. The Bank is BB's principal asset. Dividends from the Bank are BB's primary source of income. As explained under
  Item 5, legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Bank to BB.

  The Bank maintains its executive office in New Brunswick, New Jersey. The Bank operates out of its executive office and five branch offices in Monmouth and Middlesex Counties.

  At December 31, 2002, BB and its subsidiary Bank had deposits of $93,321,025 total loans of $58,519,930 and total assets of $122,706,834. The Bank in the year 2000 to stay competitive, offered a new banking service to its new and established customers, Internet Banking. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, and residential and commercial real estate loans. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 51 full-time employees as of December 31, 2002.

  The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 2002, 52.76% of the Bank's loan portfolio consists of commercial loans, 3.12% are construction first mortgage loans, 22.89% are commercial first mortgage loans, 20.08% are residential loans, and 1.15% are installment loans. The composition of the loan portfolio represents a shift from the year 2001 to the extent that commercial loans increased from 45.47% in 2001 to 52.76% in 2002. Commercial first mortgage loans declined from 21.30% in 2001 to 20.08% in 2002. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to the real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical area. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short-term maturity dates.

  There are numerous commercial banks throughout New Jersey, many of which have offices in Monmouth and Middlesex Counties, New Jersey. In common with the entire banking industry, the Bank experiences strong competition for banking business in its market area. The Bank competes both for deposits and loans with other national and state banks, mutual savings banks, finance companies, credit unions and other financial institutions. The Bank is limited, in making commercial loans in an amount not in excess of fifteen percent of its capital in most circumstances. The Bank has, on occasion, arranged for participation by other institutions when it has made larger loans. Additionally, BB participates in certain loans with the Bank as permitted by the Federal Reserve Bank of New York.

  The Company does not rely on any one customer for an amount in excess of 10% of income.

         (d) Financial information about foreign and domestic operations and export sales.

  The Company operates only in New Jersey. No income is derived from foreign persons or entities.

         (e)      Executive Officers of the Registrant

  The following table sets forth information with respect to each executive officer of BB who is not a director of BB. All executive officers of BB serve at the pleasure of the Board of Directors.

Name,
Position with                    Officer of           Principal Occupation
BB, and Age                       BB Since           During Past Five Years
-----------                       --------           ----------------------
Roman Gumina                       1987              President
Chief Operating Officer                              Brunswick Bank & Trust
43

Thomas A. Fornale                  1989              Controller
Secretary/Treasurer                                  Brunswick Bank & Trust
Controller
64

         (f) Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

  Sets forth on the pages are indicated below is the statistical disclosure for a bank holding company required pursuant to Industry Guide 3.

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

  ITEM 2.         PROPERTIES

  The Bank currently operates from its main office and five branch offices. The Bank leases the main office and one branch. The Bank owns four of the branch offices.

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

North Brunswick          1060 Aaron Road                   3,000                         April 2021
                         North Brunswick, NJ 08902

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

  No matters were submitted to a vote of shareholders of BB during the fourth quarter of 2002.

                                     PART II

  ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  BB had 367 shareholders of record as of December 31, 2002.

  The Company's stock is thinly traded and there can be no assurance that a more active trading market will develop. Ryan, Beck & Co., located at 80 Main Street, West Orange, New Jersey 07052, periodically issues information about stocks of small and large commercial banks in New Jersey and acts as a market maker for small New Jersey bank stocks. Brunswick Bankcorp is listed on the American Stock Exchange under the symbol "BRB". The quarterly information represents the high and low sales price as it is reported by the exchange.

                            ------------------------------------------------------
                                     2002                           2001
                            ------------------------------------------------------
                             High              Low         High              Low
                            -----             -----        -----            -----
1st Quarter                 12.94             11.50        13.20            12.00
2nd Quarter                 13.00             11.20        12.50            11.88
3rd Quarter                 11.74             10.75        11.65            10.00
4th Quarter                 12.75             10.25        12.00            10.25

  Payments of dividends by Brunswick Bank and Trust Company to BB are restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice. As of December 31, 2002, approximately $11 million is currently available, without restriction, for the Bank to pay BB in dividends. A Federal Reserve Board capital requirement of 8.0% would still be maintained in the event of said dividend. BB issued 20% aggregate stock dividends in 1999 and a 10% stock dividend in 2002, cash was paid in lieu of fractional shares. No dividends were paid in the years 2001, 2000 and 1998. The Board of Directors is considering a dividend in 2003, but has not yet determined if cash dividends will be reinstituted.

  STOCK SPLIT

  The Board of Directors declared two shares for one share stock split payable on January 14, 2000 to stockholders of record on December 31, 1999. The stock split resulted in the Company issuing 902,266 shares. These financial statements give retroactive effect to the stock split.

  All share and per share information in this report gives effect the stock split. Earnings per share have been restated to reflect the stock split declared.

  ITEM 6.         SELECTED FINANCIAL DATA

  The following table sets forth certain selected consolidated financial data concerning BB:

                                                              Year Ended December 31
                                      --------------------------------------------------------------------------
                                                      (Dollars in Thousands Except Per Share Data)
                                      --------------------------------------------------------------------------
                                         2002              2001             2000           1999          1998
                                         ----              ----             ----           ----          ----
 Interest income                         $7,566            $8,198           $8,455         $7,269         $7,946
 Interest expense                           720             1,467            2,006          1,857          2,111
 Net interest income                      6,846             6,731            6,449          5,412          5,835
 Provision for credit losses               (212)             (124)             258             61            100
 Net interest income after
    provision for credit losses           7,058             6,855            6,191          5,351          5,735
 Non-interest income                        968               946            1,087          1,008            877
 Other expenses                           4,747             4,802            4,425          4,265          4,089
 Income before income taxes               3,278             2,999            2,853          2,094          2,523
 Income tax expense                       1,334             1,174            1,226            773            987
 Basic net income                         1,944             1,825            1,627          1,321          1,536
 Basic net income per share                 .96               .91              .84            .72            .85
 Cash dividends per share                     0                 0                0              0              0
Weighted average
 Number of shares outstanding         2,019,256         2,009,572        1,925,543      1,829,439      1,797,566

                                                           Summary Consolidated Balance Sheets
                                        ----------------------------------------------------------------------
                                                      (Dollars in Thousands Except Per Share Data)
                                        ----------------------------------------------------------------------
                                         2002             2001           2000             1999          1998
                                         ----             ----           ----             ----          ----
Total Assets                            122,707         109,004         118,499         $ 108,873     $109,141
Deposits                                 93,321          81,628          93,411            85,299       86,955
Other Liabilities                         1,097           1,130             762               916          845
Stockholders' equity                     28,289          26,246          24,326            22,658       21,341
Total shareholder's equity
    per outstanding share             $   13.50       $   13.78       $   13.05         $   12.56     $  11.83
                                      =========       =========       =========         =========     ========

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following financial review of Brunswick Bancorp (the "Company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly owned subsidiary, Brunswick Bank & Trust Company (the "Bank") for the years ended December 31, 2002, 2001 and 2000. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the two for one stock split declared on December 14, 1999 paid on January 14, 2000 and the five shares for four shares stock split paid on February 11, 1999 and on March 21, 2002 a 10% stock dividend paid on May 15, 2002.

  Overview:

  The Company's 2002 net income was $1,943,990, which was $118,708, or 6.5%, greater than the year before 2001 of $1,825,282. The net income for 2001 was $198,352 greater than the year before 2000, which was $1,626,930. Net income per share was $.96, $.91 and $.84, respectively in 2002, 2001 and 2000.

  The increase in net income recorded in 2002 is due to the net interest income of $115,000, a net loan loss recovery increase of $88,000 and increase in other income of $ 23,000. Finally other expenses were down $54,000.

  The increase in net income recorded in 2001 is due to the increase in net interest income by $282,000 and increase in net loan loss recovery of $382,000. This was partially offset by a decrease in other income of $141,000, which was mostly due to a decrease in credit card service fees of $120,000. Income was also affected by an increase in other expenses of $ 377,000. The increase in other expenses was due primarily to an increase in salaries and benefits of $258,000 and occupancy expenses of $ 66,000.

  Return on assets for the years ended December 31, 2002, 2001 and 2000 was 1.64%, 1.61% and 1.45%, respectively while the return on beginning of the year equity recorded during the same periods amounted to 7.41%, 7.50 % and 7.18%.

  The Company intends to continue to service small businesses and individuals in its targeted geographical area as a local commercial bank. The Company will consider future expansion into additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 2002, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking for one additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township) New Jersey.

  Income Statement Analysis, 2002 vs. 2001

  For the year 2002, income before income taxes increased from 2001 by $279,000. This increase occurred primarily because of an increase in net interest income, which was higher due to a substantial decrease in interest rates on deposits and an increase in loan volume.

  Interest income decreased by $632,000 and interest expense decreased by $747,000 which resulted in an $115,000 overall increase in net interest income. The following table illustrates how increase in loan volume and interest rates affected net interest income.

Interest Income:
     Effect of increased volume                                      $   543,000
     Effect of decreased interest rates                               (1,175,000)
Interest expense:
     Effect of decreased volume                                           11,000
     Effect of decreased interest rates                                  736,000
                                                                     -----------
Increase in net interest income                                      $   115,000
                                                                     ===========

  Recovery of loans offset the provision for loan losses in the year 2002 by a net amount of $212,000, and other income increased by $22,000. Finally other expenses were down $54,000.

  The decrease in other expenses was primarily due to a decrease in administrative and staff salaries and benefit costs.

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

Interest income:
    Effect of increased volume                               $ 453,000
    Effect of decreased interest rates                        (710,000)
  Interest expense:
    Effect of decreased volume                                  54,000
    Effect of decreased interest rates                         485,000
                                                             ---------
  Increase in net interest income                            $ 282,000
                                                             =========

Recovery of loans offset the provision for loan losses in the year 2001 by a net amount of $124,000.This was offset by a reduction in other income of $141,000. Finally other expenses increased by $376,000.

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

Liquidity and Capital Resources

Balance Sheet Analysis

The most notable change in the Company's Balance Sheet at December 31, 2002 is an increase in total assets of $13,703,000 compared to the prior year ending December 31, 2001. This increase was primarily due to an increase in deposits of $11,694,000.

Securities decreased by $6,994,000 and loans increased by $2,429,000; these changes along with the above-mentioned increase in deposits resulted in a $19,000,000 increase in federal funds sold.

For additional details on securities, loans and premises and equipment, refer to the Notes to Consolidated Financial Statements.

With respect to the liability side of the balance sheet as mentioned above total deposits increased by $11,694,000 for the year ending December 31, 2002 compared to the prior year ending December 31, 2001.

Savings and NOW deposits increased by $8,867,000, demand deposits increased $3,813,000 and time deposits deceased by $986,000, resulting in an increase in total deposits of $11,694,000.

Stockholders' equity, increased by $2,043,000 with the addition of 2002 net income of $1,944,000 and the amortization of deferred stock compensation of $105,000, less additional treasury stock purchase of $5,000 and a small stock dividend in lieu of fractional shares issued on the stock dividend in 2002 for $1,000.

Liquidity

The liquidity of the Company is measured by how well it can meet the financial needs of its depositors and borrowers and provide a cushion against unforeseeable and unforeseen liquidity needs. Sources of liquidity are provided primarily by the maturity of assets and by the acquisition of additional deposits. Secondarily, liquidity may be provided by the sales of assets and by other borrowings.

The Company's asset liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 2002, cash and due from banks totaled $8.6 million; federal funds totaled $25 million. Investment securities and loans maturing within one year totaled $5.1 million and $14.9 million, respectively.

In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $2.1 million in 2002, $1.9 million in 2001 and $1.1 million in 2000. In 2002, investing activities provided $4.8 million primarily, because maturities of investment securities was greater then the reinvestment in securities by $7.0 million, offset by increase in loans receivable of $2.2 million. Financing activities provided cash of approximately $11.6 million due to the increases in non-interest bearing deposits of $3.8 million and interest bearing deposits of $7.9 million.

In light of the past cash flows provided from operating, financing, and investing activities, management believes it may continue to meet both short and long-term liquidity needs.

Due to the capital structure of BB and the Bank, capital management, the process of providing equity and debt for current and future financial positioning, is closely aligned with liquidity management. As the Company currently has no long-term debt and management does not contemplate undertaking such debt in the future, all financial positioning is done through liquid funds.

                                                                                 Minimum
                                                                                Regulatory
                                                                                Guidelines
                                               -------------------------        ----------
                                                 2002             2001
                                                 ----             ----
Risk-based capital ratios
Tier 1                                           42.41%            41.99%         4.000%
Total Capital                                    43.64%            43.25%         8.000%

Capital (in thousands)
Tier 1 capital                                 $ 27,683         $ 25,731
Tier II capital (1)                                 800              800
                                               --------         --------
                                               $ 26,883         $ 24,931
                                               ========         ========

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

Interest Rate Sensitivity Management

         The accompanying table, a quantification of the Company's interest rate exposure at December 31, 2002, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                              Interest Rate Sensitivity*
                                       -----------------------------------------------------------------------
                                                                  After
                                                     After         One
                                                     Three         but
                                        Within     but Within    Within     After
                                        Three        Twelve       Five      Five      Noninterest
                                        Months       Months      Years      Years       Bearing        Total
                                       --------    ----------   --------   -------    -----------    ---------
Assets

    Cash & due from banks              $      -    $        -   $      -   $     -    $     8,629    $   8,629
    Federal funds sold                   25,000             -          -         -              -    $  25,000
    Investment securities                 2,000         3,150     22,257       500             12    $  27,919
    Loans, net (a)                        2,622        12,247     39,203     4,448              -    $  58,520
    Other assets                              -             -          -         -          2,639    $   2,639
                                       --------    ----------   --------   -------    -----------    ---------
                                       $ 29,622    $   15,397   $ 61,460   $ 4,948    $    11,280    $ 122,707
                                       ========    ==========   ========   =======    ===========    =========

Liabilities and Stockholders Equity

    Total deposits (b)                 $ 36,939    $    8,314   $ 15,137   $     -    $    32,931    $  93,321
    Borrowed funds                          611             -          -         -              -    $     611
    Other liabilities                         -             -          -         -            486    $     486
    Stockholders equity                       -             -          -         -         28,289    $  28,289
                                       --------    ----------   --------   -------    -----------    ---------
                                       $ 37,550    $    8,314   $ 15,137   $     -    $    61,706    $ 122,707
                                       ========    ==========   ========   =======    ===========    =========
Interest rate sensitivity gap
Cumulative interest                      (7,928)        7,083 -   46,323 -   4,948  -     (50,426)           -
                                       --------    ----------   --------   -------    -----------    ---------
                                       $ (7,928)   $     (845)  $ 45,478   $50,426    $         -    $       -
                                       ========    ==========   ========   =======    ===========    =========

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

Unadopted Financial Accounting Standards Board Statements

As of December 31, 2002, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                         (In Thousands)
                                                    Year Ended December 31,
                                                2002                            2001                            2000
                                  -------------------------------   -----------------------------   -----------------------------
                                    Average               Average   Average               Average   Average               Average
                                    Balance                Yield    Balance                Yield    Balance                Yield
                                   Sheet (3)   Interest    Rate     Sheet (3)   Interest    Rate    Sheet (3)   Interest    Rate
                                  ----------   --------   -------   ---------   --------  -------   ---------   --------  -------
Interest-earning Assets
Federal funds sold                $   20,092   $    287      1.43%  $  21,177   $    801     3.78%  $  26,784   $  1,672     6.24%
   Investment securities
     taxable                          31,438      1,879      5.98%     28,369      2,015     7.10%     27,356      1,644     6.01%
   Investment securities
     non-taxable (1)                       -          -         -           -          -        -           -          -        -
   Loans, net                         56,463      5,400      9.56%     53,136      5,382    10.13%     47,554      5,139    10.81%
                                  ----------   --------   -------   ---------   --------  -------   ---------   --------  -------
                                  $  107,993   $  7,566      5.66%  $ 102,682   $  8,198     7.00%  $ 101,694   $  8,455     7.69%
Noninterest-earning assets
   Deposits in bank                    7,488                            6,884                           6,751
   Other real estate
     owned                                 -                                -                              16
   Other (2)                           2,715                            3,205                           3,443
                                  ----------   --------   -------   ---------   --------  -------   ---------   --------  -------
                                  $  118,196   $  7,566      5.66%  $ 112,771   $  8,198     7.04%  $ 111,904   $  8,455     7.53%
                                  ==========   ========   =======   =========   ========  =======   =========   ========  =======

Interest-bearing liabilities
   Savings deposits               $   16,821   $    138      0.82%  $  13,621   $    240     1.76%  $  13,039   $    256     1.96%
   Demand deposits                    32,667        272      0.83%     30,556        620     2.03%     33,831      1,089     3.22%
   Time deposits                      12,072        306      2.53%     14,050        598     4.26%     13,888        645     4.64%
Short term debt                          277          4      1.44%        258          9     3.49%        269         16     5.95%
                                  ----------   --------   -------   ---------   --------  -------   ---------   --------  -------
                                      61,837        720      1.16%     58,485      1,467     2.51%     61,027      2,006     3.29%
Noninterest-bearing
   Demand deposits                    28,475                           28,481                          26,868
   Other                                 652                              687                             647
                                  ----------   --------   -------   ---------   --------  -------   ---------   --------  -------
                                      90,964        720      0.79%     87,653      1,467     1.67%     88,542      2,006     2.48%

Stockholders' equity                  27,232                           25,118                          23,362
                                  ----------   --------   -------   ---------   --------  -------   ---------   --------  -------
                                  $  118,196   $    720      0.61%  $ 112,771   $  1,467     1.30%  $ 111,904   $  2,006     2.00%
                                  ==========   ========   -------   =========   ========  =======   =========   ========  =======
Net yield on total
     earning assets               $  107,993   $  6,846      6.34%  $ 102,682   $  6,731     6.56%  $ 101,694   $  6,449     6.06%
                                  ==========   ========   =======   =========   ========  =======   =========   ========  =======

(1) The rate is presented on a tax equivalant basis using the Federal rate of 34%.

(2) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(3)      Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 2002, 2001, and 2000 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

                                                                   (In thousands)
                                               2002 Versus 2001                  2001 Versus 2000
                                              Increase (Decrease)               Increase (Decrease)
                                               Due to Changes in                 Due to Changes in
                                         -------------------------------------------------------------------
                                                    Average     Total                  Average      Total
                                         Average    Yield/     Increase     Average     Yield/     Increase
                                          Volume     Ratio    (Decrease)    Volume      Ratio     (Decrease)
                                         -------    -------   ----------    -------    -------    ----------
Interest and dividend income
  Federal funds sold                     $   (16)   $  (498)  $     (514)   $  (252)   $  (619)   $     (871)
  Investment securities
     taxable                                 195       (331)        (136)        70        301           371
  Investment securities
     nontaxable                                -          -            -          -          -             -
  Loans, net                                 364       (346)          18        635       (392)          243
                                         -------    -------   ----------    -------    -------    ----------
      Total interest income                  543     (1,175)        (632)       453       (710)         (257)
                                         -------    -------   ----------    -------    -------    ----------
Interest expense
  Savings deposits                            30       (132)        (102)        11        (30)          (19)
  Demand deposits                             19       (364)        (345)       (72)      (400)         (472)
     Time deposits                           (60)      (235)        (295)         7        (48)          (41)
     Short term debt                           -         (5)          (5)         -         (7)           (7)
                                         -------    -------   ----------    -------    -------    ----------
       Total interest expense                (11)      (736)        (747)       (54)      (485)         (539)
                                         -------    -------   ----------    -------    -------    ----------
       Changes to net interest income    $   554    $  (439)  $      115    $   507    $  (225)   $      282
                                         -------    -------   ----------    -------    -------    ----------

Investment Portfolio

The following table shows the net carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                                          2002        2001      2000       1999        1998
                                          ----        ----      ----       ----        ----
U.S. Treasury securities                 $     -    $      -  $      -   $      -    $      -
Obligations of other U.S.
   Government agencies                    25,969      32,964    20,410     21,013      21,016
Obligations of state and
   other political subdivisions                -           -         -          -           -
Other securities                           1,950       1,950     1,950      1,650       2,050
                                         -------    --------  --------   --------    --------
        Total investment
           securities                    $27,919    $ 34,914  $ 22,360   $ 22,663    $ 23,066
                                         =======    ========  ========   ========    ========

Maturities and Average Weighted Yields of Investment Securities

The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 2002 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.

                                           Due Under 1 Year      Due 1-5 Years       Due 5-10 Years      Due Over 10 Years
                                         --------------------------------------      ---------------     ------------------
                                          Amount      Yield     Amount    Yield      Amount    Yield     Amount       Yield
                                         -------    --------   --------   -----      ------   ------     ------      ------
U.S. Treasury Securities                 $     -    $      -   $      -   $   -      $    -   $    -     $    -       $   -

Obligations of other U.S.
 Government agencies                       5,000        5.75%    20,957    5.92%          -     0.00%        12        5.76%

Obligations of states and
  other political
  subdivision                                  -           -          -       -           -        -          -           -

Other securities                             150        6.20%     1,300    7.24%        500     7.20%         -           -
                                         -------    --------   --------   -----      ------   ------     ------      ------
     Total investment
        securities                       $ 5,150        5.75%  $ 22,257    6.67%     $  500     7.38%    $   12        5.76%
                                         =======    ========   ========   =====      ======   ======     ======      ======

Loan Portfolio

The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):

                                                            December 31,
                                           2002       2001       2000       1999       1998
                                         --------   --------   --------   ---------  --------
Types of loans
  Commercial and financial               $ 31,362   $ 25,902   $ 18,484   $  10,634  $ 16,307
  Real estate- mortgage                    25,543     25,650     25,383      27,785    24,406
  Real estate- construction                 1,855      4,571      9,073       4,332     2,034
  Installment                                 681        847      1,017       1,259     1,329
                                         --------   --------   --------   ---------  --------
    Total loans                          $ 59,441   $ 56,970   $ 53,957   $  44,010  $ 44,076
                                         ========   ========   ========   =========  ========

The following table sets forth the maturity distribution for the above loan portfolio at December 31, 2002 net of allowance for loan losses and unearned fees.

Maturities and Sensitivities of Loans to Changes in Interest Rates:

                                                         After 1
                                                           Year
                                        Within            within      After 5
                                        1 Year           5 Years       Years      Total
                                        ------           -------       -----      -----
Commercial and financial
    Fixed rate                         $ 3,507          $ 14,370      $  985     $18,862
    Variable rate                        6,817             4,367         411      11,595
Real estate mortgage
    Fixed rate                           2,626            19,879       2,435      24,940
    Variable rate                            -                 -         602         602
Real estate construction
    Fixed rate                               -                 -           -           -
    Variable rate                        1,855                 -           -       1,855
Installment
    Fixed rate                              54               588          14         656
    Variable rate                      $    10          $      -      $    -     $    10

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

The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                December 31,
                                                 -----------------------------------------
                                                   2002     2001       2000   1999    1998
                                                   ----     ----       ----   ----    ----
Non-accrual loans                                $   654   $ 1,629      698  $ 829   $ 325
Loans, past due 90 days or more                       24       275      998    519     754
Other real estate owned                                0         0        0      0     133

Percentage of non-performing loans to gross
loans outstanding                                   1.14%     3.35%    3.19%  3.06%   2.75%

If the above non-accrual loans at December 31, 2002 had been current, interest income for 2002 would have been approximately $31,768 greater than that recorded. Delinquency rates at December 31, 2002 primarily were lower than the past four years. The delinquency rate was lower in 2002 due to the substantial reduction in non-accrual loans.

Except for loans included in the above table there were no loans at December 31, 2002 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 2002, the total loan portfolio was approximately $59 million. As of the same date, the commercial loan portfolio totaled approximately $31.3 million; $1.4 million of these commercial loans were collateralized by the stock of a publicly traded company, the market value of the stock collateralizing these loans totaled approximately $2.5 million as of December 31, 2002. Other than that concentration, there were no other concentrations exceeding ten percent of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions.

Summary of Loans Loss Experience

For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance that has been charged to income.

                                                                        (In thousands)
                                                                     Year Ended December 31,
                                                 ----------------------------------------------------------------
                                                 2002         2001            2000            1999          1998
                                                 ----        ------          ------          ------         ------
Balance at beginning of period                    800        $  800          $  800          $  801         $  820
Charge-offs
    Commercial & financial                          -           130             196               -            112
    Real estate- mortgage                           -             -              50              56             49
    Real estate- construction                       -             -               -               -              -
    Installment                                    33             -              12               3              -
                                                 ----        ------          ------          ------         ------
                                                   33           130             258              59            161

Recoveries
    Commercial & financial                        107             -               -              65             26
    Real estate- mortgage                         136           254               -              22             16
    Real estate- construction                                     -               -               -              -
    Installment                                     2             -               -              34              -
                                                 ----        ------          ------          ------         ------
    Net charge-offs                              (212)         (124)              0             (62)           119

Additional charges to operations                 (212)         (124)            258              61            100
                                                 ----        ------          ------          ------         ------
Balance at end of period                          800        $  800          $  800          $  800         $  801
                                                 ----        ------          ------          ------         ------

Ratio of net charge-offs during
the period to average loans
outstanding during the period                   (.375%)       (.239%)          .543%          (.002%)         .410%

                   Allocation of the Allowance for Loan Losses

                                                       Real               Real
                                 Commercial &         Estate             Estate
     December 31,                 Financial          Mortgage         Construction        Installment        Total
-------------------------        ------------        --------         ------------        -----------        -----
2002
     Amount                      $        608        $    160         $         24        $         8        $ 800
     Percentage of total                   76%             20%                   3%                 1%         100%
2001
     Amount                               552             168                   64                 16          800
     Percentage of total                   69%             21%                   8%                 2%         100%
2000
     Amount                               464             184                  136                 16          800
     Percentage of total                   58%             23%                  17%                 2%         100%
1999
     Amount                               408             288                   80                 24          800
     Percentage of total                   51%             36%                  10%                 3%         100%
1998
     Amount                               505             272                   16                  8          801
     Percentage of total                   63%             33%                   3%                 1%         100%

Through management assessment each accounting period, the allowance for credit losses is maintained at a level considered adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

                                         2002             2001            2000           1999            1998
Non-interest bearing:
    Demand deposits                    $ 32,931        $ 29,118        $ 27,906        $ 25,353       $ 24,588
Interest bearing:
    Savings deposits                     15,051          15,460          15,701          12,728         15,217
    Time deposits                        11,732          12,719          15,724          21,066         16,546
    NOW demand deposits                  33,607          24,331          34,080          26,151         30,604
                                       --------        --------        --------        --------       --------
       Total deposits                  $ 93,321        $ 81,628        $ 93,411        $ 85,298       $ 86,955
                                       ========        ========        ========        ========       ========

The maturities of time deposits of $100,000 or more at December 31, 2002 are summarized as follows:

Under 3 months        $   695
3 to 6 months           2,052
6 to 12 months          1,565
Over 12 months              -
                      -------
                      $ 4,312
                      =======

Return on Equity and Assets

The following are selected ratios for the years ended December 31,

                                             2002             2001            2000            1999           1998
                                             ----             ----            ----            ----           ----
Return on Assets                             1.64%            1.62%           1.46%            1.21%          1.40%
Return on Equity                             7.14%            7.27%           6.96%            6.19%          7.75%

Average equity to
      average assets                        23.04%           22.27%          20.97%           20.20%         19.40%

Dividend payout ratio                        0.00%            0.00%           0.00%            0.00%          0.00%

Short-term borrowing

Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 2002, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included with item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 contain the information required by Item 8 and that information is incorporated herein following signature page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement will contain under the caption "Proposal No.1 - Election of Directors" the information required by Item 10 with respect to directors of BB and that information is incorporated herein by reference. Information regarding executive officers of BB who are not also directors appears under sub-section
(e) of Item 1 of the Form 10-K.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) (1) & (2)     Financial Statements and
                  Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 2002, 2001 and 2000 are following signature page number 21.

Independent Auditors' Report

Consolidated Statements of Financial Condition - Years Ended December 31, 2002 and 2001

Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements - Years Ended December 31, 2002 and 2001.

Schedules to the Consolidated of Financial Condition required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)               Reports on Form 8-K
                  Regualation FD Disclosure

On October 21,2002, Brunswick Bancorp (the "Company") submitted to the Securities and Exchange Commission the certification of the Company's report on Form 10-Q for the quarter ending September 30, 2002 by its chief executive officer and chief financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 11, 2003
------------------------------
Dated:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed- below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                                 Title                                Date
         ---------                                 -----                                ----

/s/ Bruce Arbeiter                                                                    March 11, 2003
------------------------------                                                  ------------------------------
Bruce Arbeiter                                   Director,
                                                 Vice Chairman
/s/ Joseph DeMarco                                                                    March 11, 2003
------------------------------                                                  ------------------------------
Joseph DeMarco                                   Director

/s/ Dominick Faraci                                                                   March 11, 2003
------------------------------                                                  ------------------------------
Dominick Faraci                                  Director

/s/ Carmen J. Gumina                                                                  March 11, 2003
------------------------------                                                  ------------------------------
Carmen J. Gumina                            Chief Executive Officer,
                                            Chairman of the Board
                                            (Principal Executive Officer)

/s/ Phillip W. Barrood                                                                March 11, 2003
------------------------------                                                  ------------------------------
Phillip W. Barrood                               Director

/s/ Michael Kaplan                                                                    March 11, 2003
------------------------------                                                  ------------------------------
Michael Kaplan                                   Director

/s/ Richard A. Malouf                                                                 March 11, 2003
------------------------------                                                  ------------------------------
Richard A. Malouf                                Director

/s/ James V. Gassaro                                                                  March 11, 2003
------------------------------                                                  ------------------------------
James V. Gassaro                                 Director

/s/ Frederick Perrine                                                                 March 11, 2003
------------------------------                                                  ------------------------------
Frederick Perrine                                Director

/s/ Robert Sica                                                                       March 11, 2003
------------------------------                                                  ------------------------------
Robert Sica                                       Director

/s/ Robert McDaid                                                                     March 11, 2003
------------------------------                                                  ------------------------------
Robert McDaid                                     Director


/s/ Gary S. Russo                                                                      March 11, 2003
------------------------------                                                  ------------------------------
Gary S. Russo                                    Director

/s/ Thomas A. Fornale                                                                  March 11, 2003
------------------------------                                                  ------------------------------
Thomas A. Fornale                           Secretary-Treasurer Controller,
                                            (Principal Accounting/Financial
                                            Officer)

                         CERTIFICATION OF ANNUAL REPORT

         I, Carmen J. Gumina, Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Brunswick Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 11, 2003                         /s/ Carmen J. Gumina
     -----------------                       -----------------------
                                             Carmen J. Gumina
                                             Chief Executive Officer         23

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                               FINANCIAL STATEMENT
                                   YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES

I have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Bancorp's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Michael R. Ferraro, CPA
February 7, 2003
Matawan, NJ

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                   2002                            2001
                                                              -------------                   -------------
ASSETS

     Cash and due from banks                                  $   8,629,080                   $   9,064,753
     Federal funds sold                                          25,000,000                       6,000,000
                                                              -------------                   -------------
          Total cash and cash equivalents                        33,629,080                      15,064,753

     Securities held to maturity                                 27,919,222                      34,913,592

   Loans                                                         59,319,930                      56,890,636
     Allowance for loan losses                                     (800,000)                       (800,000)
                                                              -------------                   -------------
          Net loans                                              58,519,930                      56,090,636

     Premises and equipment, net                                  1,204,755                       1,256,514
     Accrued interest receivable                                    809,817                       1,139,374
     Other assets                                                   624,030                         538,815
                                                              -------------                   -------------
          TOTAL ASSETS                                        $ 122,706,834                   $ 109,003,684
                                                              =============                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Non-interest bearing                                     $  32,931,180                   $  29,118,166
     Interest bearing                                            60,389,845                      52,509,335
                                                              -------------                   -------------
          Total deposits                                         93,321,025                      81,627,501

     Borrowed funds                                                 610,615                         704,482
     Accrued interest payable                                       112,904                         177,569
     Other liabilities                                              373,580                         248,324
                                                              -------------                   -------------
          TOTAL LIABILITIES                                      94,418,124                      82,757,876
                                                              -------------                   -------------
STOCKHOLDERS' EQUITY
    Preferred stock-no stated value
        10,000,000 shares authorized and no shares
        issued and outstanding at December 31, 2002.
    Common stock - no par value
        10,000,000 shares authorized; 2,094,875 and
        1,904,532 shares issued and outstanding at
        December 31, 2002 and 2001.                               4,189,750                       3,809,064

      Additional paid-in capital                                  2,592,694                       2,973,380
      Retained earnings                                          22,415,485                      20,473,038
      Deferred stock compensation                                  (812,600)                       (917,900)
      Treasury stock at cost,10,553 and 9,300 shares
      at December 31, 2002 and 2001.                                (96,619)                        (91,774)
                                                              -------------                   -------------
          TOTAL STOCKHOLDERS' EQUITY                             28,288,710                      26,245,808
                                                              -------------                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $ 122,706,834                   $ 109,003,684
                                                              =============                   =============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                   2002           2001           2000
                                                               -----------    -----------    -----------
INTEREST INCOME
  Interest and fees on loans                                   $ 5,400,235    $ 5,382,173    $ 5,139,424
  Interest on investments                                        1,878,728      2,015,157      1,643,546
  Interest on federal funds sold                                   287,243        800,610      1,671,878
                                                               -----------    -----------    -----------
         TOTAL INTEREST INCOME                                   7,566,206      8,197,940      8,454,848
                                                               -----------    -----------    -----------
INTEREST EXPENSE
  Interest on deposits                                             716,178      1,458,149      1,990,097
  Interest on borrowed funds                                         3,902          9,176         16,152
                                                               -----------    -----------    -----------
           Total interest expense                                  720,080      1,467,325      2,006,249
                                                               -----------    -----------    -----------
         NET INTEREST INCOME                                     6,846,126      6,730,615      6,448,599

Provision for credit losses(Recoveries)                           (211,885)      (124,120)       258,015
                                                               -----------    -----------    -----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     7,058,011      6,854,735      6,190,584
                                                               -----------    -----------    -----------
OTHER INCOME
  Service charges on deposit accounts                              716,276        675,313        666,112
  Other service charges and fees                                   222,373        219,084        346,568
  Other income                                                      29,064         51,751         74,431
                                                               -----------    -----------    -----------
         TOTAL OTHER INCOME                                        967,713        946,148      1,087,111
                                                               -----------    -----------    -----------
OTHER EXPENSES
  Salaries and employee benefits                                 2,587,379      2,669,504      2,412,153
  Occupancy expenses                                               735,592        724,871        658,875
  Equipment expenses                                               202,226        222,377        232,989
  Other Expenses                                                 1,222,021      1,184,819      1,121,137
                                                               -----------    -----------    -----------
         TOTAL OTHER EXPENSES                                    4,747,218      4,801,571      4,425,154
                                                               -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                                 3,278,506      2,999,312      2,852,541

Income tax expense                                               1,334,516      1,174,030      1,225,611
                                                               -----------    -----------    -----------
         NET INCOME                                            $ 1,943,990    $ 1,825,282    $ 1,626,930
                                                               ===========    ===========    ===========

Basic Earnings per share                                       $      0.96    $      0.91    $      0.84
                                                               ===========    ===========    ===========
Diluted Earnings per share                                     $      0.95    $      0.90    $      0.83
                                                               ===========    ===========    ===========

Average shares outstanding-basic                                 2,019,256      2,009,572      1,925,543
                                                               ===========    ===========    ===========
Average shares outstanding-diluted                               2,045,624      2,038,991      1,951,386
                                                               ===========    ===========    ===========

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                       ADDITONAL                                     DEFERRED
                                       COMMON          PAID-IN         RETAINED       TREASURY       STOCK
                                        STOCK          CAPITAL         EARNINGS        STOCK       COMPENSATION        TOTAL
                                     -----------      ----------     ------------     ---------    ------------    ------------
Balance December 31, 1999            $ 1,804,532      $3,924,112     $ 17,020,826     $ (91,774)              -    $ 22,657,696
    Net income for 2000                        -               -        1,626,930             -               -    $  1,626,930
    Stock split                        1,804,532      (1,804,532)               -             -               -    $          -
  Deferred stock compensation            120,000         501,800                -             -        (621,800)   $          -
    Amortization of deferred stock
    compensation                               -               -                -             -          41,400    $     41,400
                                     -----------      ----------     ------------     ---------    ------------    ------------

Balance December 31, 2000              3,729,064       2,621,380       18,647,756       (91,774)       (580,400)     24,326,026
  Net income for 2001                          -               -        1,825,282             -               -       1,825,282
  Deferred stock compensation             80,000         352,000                -             -        (432,000)              -
    Amortization of deferred stock
    compensation                               -               -                -             -          94,500          94,500
                                     -----------      ----------     ------------     ---------    ------------    ------------

Balance December 31, 2001              3,809,064       2,973,380       20,473,038       (91,774)       (917,900)     26,245,808
  Net income for 2002                          -               -        1,943,990             -               -       1,943,990
  Stock dividend                         380,686        (380,686)          (1,543)            -               -          (1,543)
    Amortization of deferred stock
    compensation                               -               -                -             -         105,300         105,300

Purchase of treasury stock                     -               -                -        (4,845)              -          (4,845)
                                     -----------      ----------     ------------     ---------    ------------    ------------

Balance December 31, 2002            $ 4,189,750      $2,592,694     $ 22,415,485     $ (96,619)   $   (812,600)   $ 28,288,710
                                     ===========      ==========     ============     =========    ============    ============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                               2002            2001            2000
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  1,943,990    $  1,825,282    $  1,626,930

  Adjustments to reconcile net income to
     net cash provided by operating activities:
    Depreciation and amortization                               133,996         179,859         177,268
    Net accretion of securities discounts and premiums         (109,134)       (100,075)        (60,565)
    Amortization of deferred stock compensation                 105,300          94,500          41,400
    Provision for credit losses(Recoveries)                    (211,885)       (124,120)        258,015
    Provision for deferred income taxes                         (91,467)         71,435        (191,725)
    (Increase) decrease in accrued interest receivable          329,557         (92,767)       (725,470)
    (Increase) decrease in other assets                           6,252          15,398         (24,486)
    Increase (decrease) in accrued expenses,
     taxes and other liabilities                                 60,591          56,546          83,952
                                                           ------------    ------------    ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                2,167,200       1,926,058       1,185,319
                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of investment securities                      24,000,000       9,465,000      15,100,000
    Principal repayments on investment securities                87,830          81,908          52,731
    Purchase of investment securities                       (16,984,326)    (22,000,000)    (14,789,500)
    Net change in loans receivable                           (2,217,409)     (2,942,285)    (10,179,443)
    Acquisitions of premises and equipment                     (161,399)       (160,225)       (476,045)
    Proceeds from sale of premises and equipment                 79,162         893,623               -
                                                           ------------    ------------    ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      4,803,858     (14,661,979)    (10,292,257)
                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Purchase of treasury stock                                   (4,845)              -               -
    Cash in lieu of fractional shares                            (1,543)              -               -
    Increase (decrease) in non-interest bearing deposits      3,813,014       1,211,804       2,552,953
    Increase (decrease) in interest bearing deposits          7,880,510     (12,995,164)      5,559,379
    Increase (decrease) in borrowed funds                       (93,867)        312,164        (238,940)
                                                           ------------    ------------    ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     11,593,269     (11,471,196)      7,873,392
                                                           ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         18,564,327     (24,207,117)     (1,233,546)

Cash and cash equivalents at January 1                       15,064,753      39,271,870      40,505,416
                                                           ------------    ------------    ------------
Cash and cash equivalents at December 31                   $ 33,629,080    $ 15,064,753    $ 39,271,870
                                                           ============    ============    ============
SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                   $    754,111    $  1,467,908    $  1,994,536

  Cash paid during the year for income taxes                  1,339,615       1,105,950       1,378,371

See accompanying notes and accountant's report.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Installment and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Loan Impairment

The Bank applies the provisions of SFAS No. 114,"Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," in it's evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on present value of expected future cash flows, net of disposal costs, discounted at the loan's original effective interest rate. As a practical matter, impairment may be measured based on the loan's observable market price or the fair value of the collateral, net of disposal costs, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonable that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees

Loan origination and commitment fees, as well as certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated. For these mortgage loans, the net deferred fees are amortized over an estimated average life of 7.5 years. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $29,641, $84,323 and $84,488 in 2002, 2001 and 2000, respectively.

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

Net Income Per Share

Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

Reclassification

Certain amounts for the year ended December 31, 2001 and 2000, have been reclassified to conform to the current year's presentation.

Impact of New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations"(SFAS 141".) SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2002 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement No.142, "Goodwill and Other Intangible Assets"("SFAS 142".) SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment upon adoption and then at least annually thereafter. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143".) SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for the fiscal years beginning after June 15, 2002.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144".) SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121".) SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions- an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. ("SFAS 147".) FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective beginning October 1, 2002.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148.) SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for years ending after December 15, 2002, and is effective for interim periods beginning after December 15, 2002.

The Bank does not believe any of these statements will have an impact on its consolidated financial position or results of operations.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2002 and 2001 were $2,616,000 and $2,212,000, respectively.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES HELD TO MATURITY

The amortized cost of securities and their approximate fair values are as follows:

                                                 Gross          Gross
                            Net Carrying      Unrealized      Unrealized          Fair
                                Value            Gains          Losses            Value
                            ------------      ----------      ----------       -----------
December 31, 2002
U.S.Government and
  agency securities         $ 25,969,222      $  567,020      $        -       $26,536,242
Other securities               1,950,000               -               -         1,950,000
                            ------------      ----------      ----------       -----------
    Totals                  $ 27,919,222      $  567,020      $        -       $28,486,242
                            ============      ==========      ==========       ===========

December 31, 2001
U.S.Government and
  agency securities         $ 32,963,592      $  541,120      $  265,625       $33,239,087
Other securities               1,950,000               -               -         1,950,000
                            ------------      ----------      ----------       -----------
    Totals                  $ 34,913,592      $  541,120      $  265,625       $35,189,087
                            ============      ==========      ==========       ===========

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2002 are as follows:

                                                   Net Carrying           Fair
                                                      Value               Value
                                                  --------------      ------------
Due in one year or less                           $    5,150,000      $  5,213,750
Due after one year through five years                 22,257,382        22,632,500
Due after five years through ten years                   500,000           500,000
Due after ten years                                       11,840           139,992
                                                  --------------      ------------
Totals                                            $   27,919,222      $ 28,486,242
                                                  ==============      ============

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities, carried at $25,957,382 and $32,951,752 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -LOANS
Loans at December 31, 2002 and 2001 are summarized as follows:

                                                            2002                     2001
                                                        ------------            ------------
Commercial                                              $ 31,362,179            $ 25,902,467
Real estate construction                                   1,855,278               4,570,863
Commercial real estate                                    13,607,021              13,517,308
Residential real estate                                   11,935,640              12,133,159
Consumer                                                     681,175                 847,005
                                                        ------------            ------------
                                                          59,441,293              56,970,802
Less
  Allowance for credit losses                                800,000                 800,000
  Unearned fees                                              121,363                  80,166
                                                        ------------            ------------
                                                        $ 58,519,930            $ 56,090,636
                                                        ============            ============

An analysis of the change in the allowance for credit losses follows:

                                                              2002            2001           2000
                                                           ---------       ---------      ---------
Balances at beginning of year                              $ 800,000       $ 800,050      $ 800,000
    Provision for losses (reversal of)                      (211,885)       (124,120)       258,015
    Recoveries on loans                                      245,548         254,002             59
    Loans charged-off                                        (33,663)       (129,932)      (258,024)
                                                           ---------       ---------      ---------
Balances at year end                                       $ 800,000       $ 800,000      $ 800,050
                                                           =========       =========      =========

At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB No.114 and No.118, amounted to approximately $1,317,581 and $1,733,403, respectively. The average recorded investment in impaired loans amounted to approximatley $1,526,559, $1,713,618 and $1,432,706 for the years ended December 31, 2002,
2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to approximately $0 and $129,245 at December 31, 2002 and 2001, respectively. Interest Income on impaired loans of $15,703, $32,728 and $38,061, was recognized for cash payments received in 2002, 2001 and 2000, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2002 and 2001 follows:

                                                             2002                    2001
                                                         -----------             -----------
Cost
 Land                                                    $   516,927             $   516,927
 Bank premises                                               744,499                 745,958
 Furniture and equipment                                   1,189,920               1,178,536
 Leasehold improvements                                      183,023                 183,023
                                                         -----------             -----------
                                                           2,634,369               2,624,444
Accumulated depreciation                                   1,429,614               1,367,930
                                                         -----------             -----------
                                                         $ 1,204,755             $ 1,256,514
                                                         ===========             ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEPOSITS

Deposit account balances at December 31, 2002 and 2001, are summarized as follows:

                                                        2002                        2001
                                                    ------------                ------------
Non-interest bearing                                $ 32,931,180                $ 29,118,166
Interest-bearing demand                               33,607,117                  24,330,684
Savings deposits                                      15,050,551                  15,459,676
Certificates of deposit                               11,732,177                  12,718,975
                                                    ------------                ------------
                                                    $ 93,321,025                $ 81,627,501
                                                    ============                ============

Certificates maturing in years ending December 31, as of December 31, 2002:

2003                                                $ 11,645,937
2004                                                      36,760
2005                                                      49,480
                                                    ------------
                                                    $ 11,732,177
                                                    ============

NOTE 7 - BORROWED FUNDS

Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgage backed securities.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $124,282, $111,001 and $96,731, for 2002, 2001 and 2000, respectively.

The Bank established a non-qualified deferred compensation plan covering key employees of the bank. This plan makes discretionary incentive contributions and the benefits are vested over a 5 year period. The amount funded for each of the last three years was $192,000 per year.

The Bank has a Restricted Stock Award Plan, covering 100,000 shares of common stock, whose purpose is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restiction period is determined by a committee that is appointed by the Board of Directors and the period may not exceed ten years. During the years ended December 31, 2001 and 2000, 40,000 shares and 60,000 shares respectively, were granted with restriction periods of ten years. The shares do not vest over time; all restrictions lapse at the end of this period. The shares were recorded at the market values on the dates of issuance as deferred compensation and the related amounts a these shares of restriced stock were $105,300, $94,500 and $41,400, respectively.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The consolidated provision for income taxes consists of the following:

                                                          2002                    2001                   2000
                                                      -----------              ----------             ----------
Income tax expense
  Current tax expense
     Federal                                          $ 1,214,883              $  942,215             $1,126,136
     State                                                211,100                 160,380                291,200
  Deferred tax (benefit)                                  (91,467)                 71,435               (191,725)
                                                      -----------              ----------             ----------
                                                      $ 1,334,516              $1,174,030             $1,225,611
                                                      ===========              ==========             ==========

The provision for federal income tax differs from that computed by applying federal statutory rates to income before income tax expense, as indicated in the following analysis:

                                                         2002                     2001                   2000
                                                      -----------              ----------             ----------
Federal Statutory income tax at 34%                   $ 1,114,692              $1,019,766             $  969,864
Effect on tax rate of:
    Tax-exempt securities                                  (8,452)                 (2,897)                (4,164)
    State taxes                                           139,326                 105,851                192,192
    Other                                                  88,950                  51,310                (52,017)
                                                      -----------              ----------             ----------
                                                      $ 1,334,516              $1,174,030             $1,105,875
                                                      ===========              ==========             ==========

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                            2002                   2001
                                         ---------              ---------
Deferred tax assets
  Allowance for loan losses              $ 195,300              $ 180,670
  Deferred compensation                    358,134                314,339
Deferred tax liability
  Depreciation                              (7,659)                (2,159)
                                         ---------              ---------
    Net deferred tax assets              $ 545,775              $ 492,850
                                         =========              =========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK SPLITS

The Board of Directors declared two shares for one share stock split on December 14, 1999 to stockholders of record on December 31, 1999 payable on January 14, 2000. On March 12, 2002 the Board of Directors declared a 10% stock dividend to stockholders of record on March 21, 2002 payable on May 15, 2002. These financial statements give retroactive effect to the stock split and stock dividend in the computation of earnings per share.

NOTE 11- STOCK OPTION PLAN

The Company adopted on April 26, 2000 a new stock option plan for officers, key employees and Directors that provides for nonqualified and incentive options. The Board of Directors determines the option price at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

In April 2000 the Company granted stock options for 191,500 shares at an exercise price of $10.00 per share, and as of December 31, 2002, 171,250 shares were available to be exercised; as of that time no options were exercised. The Stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

Assumption                                 2002               2001               2000
----------                                 ----               ----               ----
Dividend Yield                                 0%                 0%                 0%
Risk-Free Interest Rate                    4.475%             4.625%              6.75%
Expected Volatility                       21.378%            14.825%            50.085%
Expected Life 5 Years

The Company applies APB Opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:

Net Income                                                  2002                2001          2000
----------                                                  ----                ----          ----
As reported                                             $ 1,943,990          $1,825,282   $  1,626,930
Less: Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects.                         142,854             142,854        142,854
                                                        -----------          ----------   ------------
       Pro forma                                        $ 1,801,136          $1,682,428   $  1,484,076
                                                        ===========          ==========   ============

Basic earnings per share
        As reported                                     $       .96          $      .91   $        .84
                                                        ===========          ==========   ============
        Pro forma                                       $       .89          $      .84   $        .77
                                                        ===========          ==========   ============
Diluted earnings per share
       As reported                                      $       .95          $      .90   $        .83
                                                        ===========          ==========   ============
       Pro forma                                        $       .88          $      .83   $        .76
                                                        ===========          ==========   ============

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the options granted and exercised under the Plan, during the periods indicated, and their respective weighted average exercise price:

                                              2002                             2001                             2000
                                              ----                             ----                             ----
                                                    Weighted                        Weighted                         Weighted
                                   Number of         Average        Number of        Average        Number of         Average
                                    Shares       Exercise Price      Shares       Exercise Price      Shares       Exercise Price
                                    ------       --------------      ------       --------------      ------       --------------
Outstanding at beginning of Year     178,000     $        10.00       191,500     $        10.00            0      $        10.00
Granted                                    -                  -             -                  -      191,500                   -
Exercised                                  -                  -             -                  -            -                   -
Forfeited                              6,750              10.00        13,500              10.00            -               10.00
                                     -------     --------------       -------     --------------      -------      --------------
Outstanding at end of year           171,250     $        11.82       178,000     $        11.98      191,500      $        11.56
                                     =======     ==============       =======     ==============      =======      ==============
Options exercisable at year end      102,750                           71,200                          38,300
                                     =======                          =======                         =======

NOTE 12- RELATED PARTIES

The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

Loans - Related parties were indebted to the Company for loans as follows:

                                                       December 31,
                                                       -----------
                                              2002                       2001
                                              ----                       ----
Beginning Balance                       $   5,227,941                 $ 7,787,362
Additional Loans                            7,065,135                     872,643
Collection of principal                    (2,622,618)                 (3,432,064)
                                        -------------                 -----------

Ending Balance                          $   9,670,458                 $ 5,227,941
                                        =============                 ===========

Rent - Two operating locations of the Bank are leased from a related party. Rent paid to that party totaled $444,417, $402,122 and $330,142 for the years ended December 31, 2002, 2001 and 2000, respectively, at terms which are considered by management to be no less favorable than an arm's length agreement.

Other - The Company engages in routine operating transactions with entities related to directors. These transactions are in the normal course of business and are immaterial to operations.

Future minimum lease payments to these related parties as of December 31, 2002, are as follows:

   Year        Amounts    Aaron Road   Livingston Avenue
   ----        -------    ----------   -----------------
   2003      $  390,541   $   80,000   $        310,541
   2004         399,857       80,000            319,857
   2005         411,053       81,600            329,453
   2006         423,384       84,048            339,336
   2007         436,085       86,569            349,516
Thereafter    2,601,438    1,488,707          1,112,731
             ----------   ----------   ----------------
             $4,662,358   $1,900,924   $      2,761,434
             ==========   ==========   ================

In May 2001, the Company sold the Aaron Road building to its chief executive officer for $775,000 in cash, which was approved by the Company's Board of Directors. The sales price was close to book value, resulting in a small gain and was in excess of the appraised values by approximately $145,000.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Loan participations sold - Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 2002 and 2001, these loans totaled $2,130,718 and $955,956, respectively.

Deposits - The Company is indebted to certain related parties for bank deposits made in the ordinary course of business. Rates and terms of these deposits are comparable to those offered to unrelated depositors.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included, in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk are as follows:

Commitments to extend credit                           $   9,194,389
Letters of credit                                            849,825
Commercial lines of credit                                 2,794,722
Consumer lines of credit                                     941,293
                                                       -------------
                                                       $  13,780,229
                                                       =============

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to litigation and claims arising during the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as no violation of any condition established in the contract exists. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Managements' credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 2002 or 2001.

The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. As of the date of

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

these financial statements, all regulatory and zoning approvals have been obtained. The Bank has begun engineering and pre-construction phases of the building.

The Bank leases the Metroplex Branch, Aaron Road Branch and Livingston Avenue Branch and corporate office facility under operating lease arrangements expiring at various times through the year 2024.

Minimum annual rental commitments under non-cancelable leases are as follows at December 31, 2002:

Year Ending
December 31           Amount
-----------           ------
   2003            $    447,841
   2004                 462,505
   2005                 475,483
   2006                 487,814
   2007                 500,515
Thereafter            3,820,213
                   ------------

                   $  6,194,371
                   ============

NOTE 15 - CONCENTRATIONS OF RISK

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds and demand deposits. The cash balances are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 and 2001, the Bank had approximately $31,356,000 and $13,177,000, respectively, in excess of FDIC limits.

Loan Concentrations: All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $31,362,179 and $25,902,467 as of December 31, 2002 and 2001, respectively, approximately $1,429,812 and $1,504,849, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $2,499,381 and $2,717,634, as of December 31, 2002 and 2001, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 4.) Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%.

Interest-Rate Risk: The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits to make loans secured by real estate and commercial loans, and to a lesser extent, consumer loans and to purchase investment securities. The potential of interest-rate risk exists as a result of the shorter duration of the Bank's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," SFAS 107 requires annual disclosure of estimated fair value of on and off-balance sheet financial instruments.

The estimated fair values of the bank's financial instruments are as follows:
(in thousands)

                                                       December 31, 2002                    December 31, 2001
                                                   -------------------------            -------------------------
                                                    Carrying          Fair              Carrying          Fair
                                                      Value           Value               Value           Value
                                                   ---------        --------            --------        ---------
Financial assets
  Cash and due from banks                          $  8,629         $  8,629            $   9,065       $   9,065
  Federal funds sold                                 25,000           25,000                6,000           6,000
  Securities held to maturity                        27,919           28,486               34,914          35,189
  Loans, net                                         58,520           61,180               56,091          56,532
  Accrued interest receivable                           810              810                1,140           1,140

Financial liabilities
  Deposits                                           93,321           93,487               81,628          81,741
  Borrowed funds                                        611              611                  704             704
  Accrued interest payable                              113              113                  178             178

Off-balance sheet liability instruments
  Loan commitments                                      N/A           12,930                  N/A          12,297
  Standby letters of credit                             N/A              794                  N/A           1,760
  Commercial letters of credit                          N/A               56                  N/A               -

NOTE 17 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC.) Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measure of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations,) and of Tier 1 capital to adjusted total assets (as defined.) Management believes, as of December 31, 2002, that the Bank meets all the capital adequacy requirements to which it is subject.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

As of June 10, 2002, the most recent notification from the Regulators, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that Management believes have changed the Bank's prompt corrective action category.

The Bank's actual and required capital amounts and ratios are as follows:
(in thousands)

                                                                                                 To Be Well-Capitalized
                                                                                                    under the Prompt
                                                                           For Capital              Corrective Action
                                                 Actual                 Adequacy Purposes              Provisions
                                            ---------------             -----------------     --------------------------
                                             Amount   Ratio             Amount      Ratio       Amount            Ratio
                                            -------   -----             ------      -----     ----------          -----
As of December 31, 2002
  Total Risk-Based Capital
     (to Risk-Weighted Assets)              $28,483   43.64%            $5,226       8.00%    $    6,527          10.00%
  Tier I Capital
     (to Risk-Weighted Assets)              $27,683   42.41%            $2,611       4.00%    $    3,916           6.00%
  Tier I Capital
     (to Adjusted Total Assets)             $27,683   22.21%            $4,986       4.00%    $    6,232           5.00%

As of December 31, 2001
  Total Risk-Based Capital
     (to Risk-Weighted Assets)              $26,504   43.25%            $4,855       8.00%    $    6,068          10.00%
  Tier I Capital
     (to Risk-Weighted Assets)              $25,731   41.99%            $2,451       4.00%    $    3,677           6.00%
  Tier I Capital
     (to Adjusted Total Assets)             $25,731   22.13%            $4,651       4.00%    $    5,814           5.00%

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly data is presented as follows:(in thousands except for per share amounts)

                                                                     2002
                                             ------------------------------------------------------
                                               March          June        September       December
                                             ---------     ---------      ---------      ----------
Interest income                              $   1,965     $   1,938      $   1,873      $    1,790
Interest expense                                   199           176            177             168
                                             ---------     ---------      ---------      ----------
   Net interest income                           1,766         1,762          1,696           1,622
Provision for credit losses                         50            25            100            (387)
                                             ---------     ---------      ---------      ----------
  Net interest income after
     provision for credit losses                 1,716         1,737          1,596           2,009
Non interest income                                221           239            258             250
Non interest expenses                            1,217         1,144          1,136           1,250
                                             ---------     ---------      ---------      ----------
   Income before income taxes                      720           832            718           1,009
Income tax expense                                 317           351            333             334
                                             ---------     ---------      ---------      ----------
   Net income                                $     403     $     481      $     385      $      675
                                             =========     =========      =========      ==========
   Net income per share                      $    0.20     $    0.24      $    0.19      $     0.33
                                             =========     =========      =========      ==========

                                                                         2001
                                               -----------------------------------------------------------
                                                   March          June        September       December
                                               -------------  ------------  -------------  ---------------
Interest income                                $       2,197  $      2,108  $       2,015  $         1,878
Interest expense                                         463           410            329              265
                                               -------------  ------------  -------------  ---------------
   Net interest income                                 1,734         1,698          1,686            1,613
Provision for credit losses                                -             7             21             (152)
                                               -------------  ------------  -------------  ---------------
     Net interest income after
        provision for credit losses                    1,734         1,691          1,665            1,765
  Non interest income                                    237           249            233              227
  Non interest expenses                                1,214         1,235          1,182            1,171
                                               -------------  ------------  -------------  ---------------
     Income before income taxes                          757           705            716              821
Income tax expense                                       302           279            315              278
                                               -------------  ------------  -------------  ---------------
Net income                                     $         455  $        426  $         401  $           543
                                               =============  ============  =============  ===============
Net income per share                           $        0.23  $       0.21  $        0.20  $          0.27
                                               =============  ============  =============  ===============

During the fourth quarter of 2002 and 2001, the Company completed comprehensive reviews of its loan loss reserves. As a result of these reviews, there were some reversals of allowance for credit losses in the fourth quarters.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 19 - CONDENSED FINANCIAL INFORMATION
          OF BRUNSWICK BANCORP (PARENT ONLY)

BALANCE SHEET

                                                                      December 31,
                                                       -------------------------------------------
                                                               2002                   2001
                                                       --------------------   --------------------
Assets
 Due from banks - demand deposits with
    the Bank                                               $  4,781,526           $  3,772,394
 Investments - certificate of deposit
    with the Bank                                                83,522                 81,840
 Loans receivable                                             1,517,652              1,861,190
 Investment in the Subsidiaries                              21,856,431             20,482,013
 Accrued interest receivable and other assets                    74,154                 48,371
                                                           ------------           ------------
                                                           $ 28,313,285           $ 26,245,808
                                                           ============           ============
 Liabilities and Stockholders' Equity
 Accrued expenses and other liabilities                    $     24,575           $          -
 Common stock                                                 4,189,750              3,809,064
 Additional paid-in capital                                   2,592,694              2,973,380
 Retained earnings                                           22,415,485             20,473,038
 Deferred stock compensation                                   (812,600)              (917,900)
 Treasury stock at cost                                         (96,619)               (91,774)
                                                           ------------           ------------
                                                           $ 28,313,285           $ 26,245,808
                                                           ============           ============

STATEMENTS OF INCOME

                                                            Year Ended December 31,
                                            -------------------------------------------------------
                                                 2002                2001                2000
                                            ---------------     ----------------    ---------------
Interest income                             $       178,997     $       146,181     $        47,750
Dividends from the Bank                             600,000             350,000             300,000
Other expenses                                     (124,650)           (111,400)             (7,500)
                                            ---------------     ---------------     ---------------
     Income before income
     taxes and equity in
     undistributed net income of
     the Subsidiaries                               654,347             384,781             340,250
Income tax expense                                  (24,775)             (9,600)             (7,700)
                                            ---------------     ---------------     ---------------
     Income before equity in
     undistributed net income of
     the Bank                                       629,572             375,181             332,550
     Equity in undistributed net
     income of the Subsidiaries                   1,314,418           1,450,102           1,294,380
                                            ---------------     ---------------     ---------------
     Net income                             $     1,943,990     $     1,825,283     $     1,626,930
                                            ===============     ===============     ===============
Net income per share of
   common stock                             $          0.96     $          0.91     $          0.84
                                            ===============     ===============     ===============

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS

                                                                        Year Ended December 31,
                                                           -------------------------------------------------------
                                                                2002               2001                2000
                                                           ---------------   -----------------   -----------------
Cash flows from operating activities:
   Net income                                              $     1,943,990   $       1,825,282   $       1,626,930
Adjustments to reconcile net income to
   net cash provided by operating activities
     Amortization of deferred stock compensation                   105,300              94,500              41,400
     (Increase) decrease in other assets                           (25,783)            (19,427)               (401)
     Increase (decrease) in other liabilities                       24,575                   -                   -
     Equity in undistributed net income
        of the Subsidiaries                                     (1,314,418)         (1,450,102)         (1,335,780)
                                                           ---------------   -----------------   -----------------

Cash provided by operating activities                              733,664             450,253             332,149
                                                           ---------------   -----------------   -----------------

Cash flows from investing activities:
     Investment in subsidiary                                      (60,000)                  -                   -
     Net (increase) decrease in loans                              343,538          (1,073,690)           (787,500)
     Net (increase) decrease in certificates
        of deposit                                                  (1,682)             (3,476)             (3,347)
                                                           ---------------   -----------------   -----------------
     Cash provided by (used in) investing
        activities                                                 281,856          (1,077,166)           (790,847)
                                                           ---------------   -----------------   -----------------

Cash flows from financing activities:
     Purchase of treasury stock                                     (4,845)                  -                   -
     Cash in lieu of fractional shares                              (1,543)                  -                   -
                                                           ---------------   -----------------   -----------------
Cash used in financing activities                                   (6,388)                  -                   -
                                                           ---------------   -----------------   -----------------

   Increase (decrease) in cash                                   1,009,132            (626,913)           (458,698)
   Cash and cash equivalents, beginning
   of year                                                       3,772,394           4,399,307           4,858,005
                                                           ---------------   -----------------   -----------------
   Cash and cash equivalents, end of year                  $     4,781,526   $       3,772,394   $       4,399,307
                                                           ===============   =================   =================

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 2002.