Form 10-Q
period 2003-03-31
BRUNSWICK BANCORP
filed 2003-05-07
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------

Quarter Ended March 31, 2003                      Commission file number 0-14403

                                BRUNSWICK BANCORP
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)
                              --------------------

       NEW JERSEY                                            22-2610694
-------------------------------                       -------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

      NEW BRUNSWICK, NEW JERSEY                                08901
--------------------------------------                      ------------
(Address of Principal Executive Office)                      (Zip Code)

                                 (732) 247-5800
    ------------------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
   ---------------------------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

 COMMON STOCK, NO PAR VALUE                             2,094,875 SHARES
-----------------------------                    -------------------------------
     (Class of Stock)                            (Outstanding at March 31, 2003)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]                          No [ ]

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 2003 and December 31, 2002                                            1

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2003, 2002 and 2001                                2

                  Consolidated Statements of Stockholders' Equity
                  Three Months Ended March 31, 2003, 2002 and 2001                                3

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003, 2002 and 2001                                4

                  Notes to Consolidated Financial Statements                                    5-6

     Item 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operation                                          7-8

PART II -  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                                   9

     Signatures                                                                                  10

     Certification of Quarterly Report                                                           11

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                       March 31               December 31
                                                                         2003                    2002
                                                                    --------------        -----------------
 ASSETS:
    Cash and due from banks                                         $    9,056,418        $       8,629,080
    Federal funds sold                                                  17,000,000               25,000,000
                                                                    --------------        -----------------
       Total cash and cash equivalents                                  26,056,418               33,629,080
    Securities held to maturity                                         19,936,768               27,919,222
    Loans receivable, net                                               63,332,518               58,519,930
    Premises and equipment                                               1,213,649                1,204,755
    Accrued interest receivable                                            583,102                  809,817
    Other assets                                                           671,459                  624,030
                                                                    --------------        -----------------
           TOTAL ASSETS                                             $  111,793,914        $     122,706,834
                                                                    --------------        -----------------

 LIABILITIES AND STOCKHOLDERS' EQUITY:
    Liabilities:
       Deposits:
          Non-interest bearing                                      $   30,694,000        $      32,931,180
          Interest bearing                                              51,658,828               60,389,845
                                                                    --------------        -----------------
             Total deposits                                             82,352,828               93,321,025
       Borrowed funds                                                      113,805                  610,615
       Accrued interest payable                                            108,244                  112,904
       Other liabilities                                                   587,260                  373,580
                                                                    --------------        -----------------
             Total liabilities                                          83,162,137               94,418,124
                                                                    --------------        -----------------
    Stockholders' equity
       Common stock, no par value
         Authorized 10,000,000 shares;
         Issued and outstanding 2,094,532 shares
         at March 31, 2003 and December 31, 2002                         4,189,750                4,189,750
       Additional paid-in capital                                        2,592,694                2,592,694
       Retained earnings                                                22,732,227               22,415,485
       Deferred stock compensation                                        (786,275)                (812,600)
       Treasury stock at cost, 10,553 shares                               (96,619)                 (96,619)
                                                                    --------------        -----------------
             Total stockholders' equity                                 28,631,777               28,288,710
                                                                    --------------        -----------------

             TOTAL LIABILITIES AND
                STOCKHODER' EQUITY                                  $  111,793,914        $     122,706,834
                                                                    --------------        -----------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003, 2002 AND 2001
UNAUDITED

                                                2003         2002        2001
INTEREST INCOME:                            ----------   ----------   ----------
  Interest and fees on loans receivable     $1,333,746   $1,400,409   $1,430,056
  Interest on investments                      336,919      509,732      501,619
  Interest on Federal funds sold                53,034       54,606      265,543
                                            ----------   ----------   ----------
    Total interest income                    1,723,699    1,964,747    2,197,218
                                            ----------   ----------   ----------

INTEREST EXPENSE:
  Interest on deposits                         143,416      197,502      459,684
  Interest on borrowed funds                       525        1,313        3,753
                                            ----------   ----------   ----------
    Total interest expense                     143,941      198,815      463,437
                                            ----------   ----------   ----------

Net interest income                          1,579,758    1,765,932    1,733,781
Provision for credit losses                     75,000       50,000         ----
                                            ----------   ----------   ----------
Net interest income after provision
  for credit losses                          1,504,758    1,715,932    1,733,781
                                            ----------   ----------   ----------

NON-INTEREST INCOME:
  Service fees                                 217,732      206,496      219,203
  Other non-interest income                      6,630       14,534       17,540
                                            ----------   ----------   ----------
    Total non-interest income                  224,362      221,030      236,743
                                            ----------   ----------   ----------

NON-INTEREST EXPENSES
  Salaries and wages                           451,471      467,012      466,240
  Employee benefits                            194,353      195,169      167,707
  Occupancy                                    190,581      173,962      178,836
  Furniture and equipment                       41,364       45,413       53,239
  Other non-interest expenses                  261,309      335,161      347,279
                                            ----------   ----------   ----------
   Total non-interest expenses               1,139,078    1,216,717    1,213,301
                                            ----------   ----------   ----------

Income before income tax expense               590,042      720,245      757,223
Income tax expense                             273,300      317,000      302,100
                                            ----------   ----------   ----------
NET INCOME                                  $  316,742   $  403,245   $  455,123
                                            ----------   ----------   ----------

NET INCOME PER SHARE                        $     0.15   $     0.19   $     0.22
                                            ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003, 2002 AND 2001
UNAUDITED

                                                                               DEFERRED
                                                                                STOCK
                                      COMMON                     RETAINED       COMPEN-       TREASURY
                                      STOCK         SURPLUS      EARNINGS       SATION          STOCK          TOTAL
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2000          $ 3,729,064   $ 2,621,380   $18,647,756   $  (580,400)   $   (91,774)   $24,326,026

Net income                                 ----          ----       455,123          ----           ----        455,123

Deferred stock compensation              80,000       420,000          ----      (500,000)          ----           ----

Amortization of deferred
   stock compensation                      ----          ----          ----        15,525           ----         15,525
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2001             $ 3,809,064   $ 3,041,380   $19,102,879   $(1,064,875)   $   (91,774)   $24,796,674
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2001          $ 3,809,064   $ 2,973,380   $20,473,038   $  (917,900)   $   (91,774)   $26,245,808

Net income                                 ----          ----       403,245          ----           ----        403,245

Amortization of deferred
   stock compensation                      ----          ----          ----        26,325           ----         26,325
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2002             $ 3,809,064   $ 2,973,380   $20,876,283   $  (891,575)   $   (91,774)   $26,675,378
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2002          $ 4,189,750   $ 2,592,694   $22,415,485   $  (812,600)   $   (96,619)   $28,288,710

Net income                                 ----          ----       316,742          ----           ----        316,742

Amortization of deferred
   stock compensation                      ----          ----          ----        26,325           ----         26,325
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2003             $ 4,189,750   $ 2,592,694   $22,732,227   $  (786,275)   $   (96,619)   $28,631,777
                                    -----------   -----------   -----------   -----------    -----------    -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003, 2002 AND 2001
UNAUDITED

                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income                                                 $    316,742    $    403,245    $    455,123
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                 75,000          50,000            ----
        Depreciation and amortization                               31,690          33,376          48,512
        Net accretion of securities discounts                      (32,259)        (27,679)        (10,495)
        Amortization of deferred stock compensation                 26,325          26,325            ----
        (Increase) decrease in other assets                        179,286           2,927          80,244
        Increase (decrease) in other liabilities                   209,020         369,608         455,874
                                                              ------------    ------------    ------------
           Net cash provided (used) by operating activities        805,804         857,802       1,029,258
                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
   Maturities of securities                                     13,000,000      11,000,000       6,000,000
   Principal repayments on securities                               14,713          22,353           5,953
   Purchases of securities                                      (5,000,000)    (10,984,326)    (11,000,000)
   Net (increase) decrease in loans receivable                  (4,887,588)       (848,805)       (105,372)
   Acquisitions of premises and equipment                          (40,584)           ----          (3,990)
   Proceeds from sale of premises                                     ----          10,363            ----
                                                              ------------    ------------    ------------
           Net cash provided (used) by investing activities      3,086,541        (800,415)     (5,103,409)
                                                              ------------    ------------    ------------

FINANCING ACTIVITIES:
   Net increase (decrease) in non-interest
     bearing deposits                                           (2,237,180)       (515,609)      1,782,923
   Net increase (decrease) in interest
     bearing deposits                                           (8,731,017)      4,040,358      (7,751,844)
   Net increase (decrease) in borrowed funds                      (496,810)       (144,827)       (286,250)
                                                              ------------    ------------    ------------
           Net cash provided (used) by financing activities    (11,465,007)      3,379,922      (6,255,171)
                                                              ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                (7,572,662)      3,437,309     (10,329,322)
Cash and cash equivalents at January 1                          33,629,080      15,064,753      39,271,870
                                                              ------------    ------------    ------------
Cash and cash equivalents at March 31                         $ 26,056,418    $ 18,502,062    $ 28,942,548
                                                              ------------    ------------    ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented includes all normal and recurring adjustments concidered necessary for a fair presentation of the interim period results.

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                                               MARCH 31, 2003
                                                                         BOOK                MARKET
                                                                         VALUE                VALUE
                                                                  -----------------    -----------------
U.S. Government and agency securities                             $      17,986,768    $      18,469,377
Other securities                                                          1,950,000            1,950,000
                                                                  -----------------    -----------------
                                                                  $      19,936,768    $      20,419,377
                                                                  -----------------    -----------------

                                                                             DECEMBER 31, 2002
                                                                         BOOK                MARKET
                                                                         VALUE                VALUE
                                                                  -----------------    -----------------
U.S. Government and agency securities                             $      25,969,222    $      26,536,242
Other securities                                                          1,950,000            1,950,000
                                                                  -----------------    -----------------
                                                                  $      27,919,222    $      28,486,242
                                                                  -----------------    -----------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE
The composition of net loans receivabe is as follows:

                                                                       MARCH 31              DECEMBER 31
                                                                         2003                   2002
                                                                    -------------            -----------
Commercial loans                                                    $  33,674,672            $31,362,179
Real estate loans                                                      29,976,407             27,397,939
Cosumer loans                                                             671,735                681,175
                                                                    -------------            -----------
                                                                       64,322,814             59,441,293
Less:
  Allowance for credit losses                                             875,168                800,000
  Unearned income                                                         115,128                121,363
                                                                    -------------            -----------
                                                                    $  63,332,518            $58,519,930
                                                                    -------------            -----------

NOTE 4
PREMISES AND EQUIPMENT
The major components of premises and equipment are as follows:

                                                                       MARCH 31              DECEMBER 31
                                                                         2003                   2002
                                                                    -------------            -----------
Land                                                                $     516,927            $   516,927
Bank premises                                                             785,083                744,499
Leasehold improvements                                                    183,023                183,023
Furniture and equipment                                                 1,189,920              1,189,920
                                                                    -------------            -----------
                                                                        2,674,953              2,634,369
Less accumulated depreciation
  and amortization                                                      1,461,304              1,429,614
                                                                    -------------            -----------
                                                                    $   1,213,649            $ 1,204,755
                                                                    -------------            -----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

There were some significant changes in the Corporation's Balance Sheet since December 31, 2002. The most noticeable was a $11,000,000 decrease in total assets which logically resulted from a similar decrease in deposits.

The decrease in available funding mostly affected Federal funds sold which decreased by $8,000,000. Due to maturing investments, securities decreased by $7,600,000 while there was a $4,800,000 increase in net loans.

The allowance for credit losses increased by approximately $75,000, which was almost entirely due to credit loss provisions. At March 31, 2003 the allowance for credit losses totaled $875,168 which represented 30% of all past due and nonaccrual loans.

Mostly due to the current year's earnings, stockholders' equity increased by approximately $343,000 and the Corporation continues to be classified as "Well Capitalized". At March 31, 2003 our risk-based capital ratio was 43.1% which is over five times the regulatory requirement.

The results of operations for the first quarter of 2003, compared to the same period of 2002, show a decrease in income before taxes of approximately $130,000 which was mainly the result of a decrease in net interest income.

Although there were volume increases in interest sensitive assets and liabilities, declining interest rates brought about decreases in interest income and expense of $241,000 and $55,000, respectively. The resulting $186,000 decrease in net interest income is analyzed in detail on page 8.

Credit loss provisions during the current period exceeded last year's provisions during the same period by $25,000. There was very little change in non-interest income while non-interest expenses decreased by approximately $78,000.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                   Increase (Decrease) Due to Changes in
                                                                   -------------------------------------
                                                                    Volume        Rates         Total
                                                                   --------     --------      --------
Three Months Ended March 31, 2003
             Versus
Three Months Ended March 31, 2002
 Interest income on:
   Loans receivable                                                $    151     $   (217)     $    (66)
   Securities held to maturity                                         (135)         (38)         (173)
   Federal funds sold                                                    22          (24)           (2)
                                                                   --------     --------      --------
          Total interest income                                          38         (279)         (241)
                                                                   --------     --------      --------

 Interest expense on:
   Deposits                                                               5          (59)          (54)
   Borrowed funds                                                       ---           (1)           (1)
                                                                   --------     --------      --------
          Total interest expense                                          5          (60)          (55)
                                                                   --------     --------      --------

          Net interest income                                      $     33     $   (219)     $   (186)
                                                                   --------     --------      --------

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
The Corporation filed no Form 8-K during the three months ended March 31, 2003.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                 BRUNSWICK BANCORP AND SUBSIDIARIES

   04/11/03                                               Roman T. Gumina

---------------                                      --------------------------
     Date                                            Roman T. Gumina, President

   04/11/03                                                Thomas Fornale

---------------                                      --------------------------
     Date                                            Thomas Fornale, Treasurer

                        CERTIFICATION OF QUARTERLY REPORT

         I, Carmen J. Gumina, Chief Executive Officer, and I, Thomas Fornale, Chief Financial Officer, Certify that:

1.       We have reviewed this quarterly report on Form 10-Q of Brunswick
         Bancorp:

2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on our knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date") and

           c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of the registrant's board of directors:

           a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have have identified for the registrant's auditors any material weakness in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date: 4/11/03                                         /s/ Carmen J. Gumina
                                                      --------------------------
                                                         Carmen J. Gumina
                                                         Chief Executive Officer

Date: 4/11/03                                         /s/ Thomas Fornale
                                                      --------------------------
                                                         Thomas Fornale
                                                         Chief Financial Officer