Form 10-Q
period 2003-06-30
BRUNSWICK BANCORP
filed 2003-07-30
CIK 771614

                                    SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C. 20549

                                                FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended June 30, 2003                       Commission file number 0-14403

                                BRUNSWICK BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       NEW JERSEY                                                              22-2610694
----------------------------------------                             -----------------------------
(State or Other Jurisdiction of                                           (I.R.S. Employer
Incorporation or Organization)                                           Identification Number)

    NEW BRUNSWICK, NEW JERSEY                                                   08901
----------------------------------------                             -----------------------------
(Address of Principal Executive Office)                                      (Zip Code)

                                 (732) 247-5800
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
               ---------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

 COMMON STOCK, NO PAR VALUE                                   2,094,875 SHARES
 --------------------------                           -------------------------------
    (Class of Stock)                                   (Outstanding at June 30, 2003)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]                        No [ ]

                                   BRUNSWICK BANCORP AND SUBSIDIARIES

                                                 INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
        June 30, 2003 and December 31, 2002                              1

        Consolidated Statements of Income
        Six Months Ended June 30, 2003, 2002 and 2001                    2

        Consolidated Statements of Income
        Quarters Ended June 30, 2003, 2002 and 2001                      3

        Consolidated Statements of Stockholders' Equity
        Six Months Ended June 30, 2003, 2002 and 2001                    4

        Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2003, 2002 and 2001                    5

        Notes to Consolidated Financial Statements                      6-7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operation                             8-9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 10

Signatures                                                               11

Certification of Quarterly Report                                        12

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                        June 30            December 31
                                                         2003                 2002
                                                     -------------       -------------
ASSETS:
  Cash and due from banks                            $  39,287,297       $   8,629,080
  Federal funds sold                                    11,000,000          25,000,000
                                                     -------------       -------------
    Total cash and cash equivalents                     50,287,297          33,629,080
  Securities held to maturity                           15,041,776          27,919,222
  Loans receivable, net                                 60,249,109          58,519,930
  Premises and equipment                                 1,181,956           1,204,755
  Accrued interest receivable                              524,923             809,817
  Other assets                                             522,892             624,030
                                                     -------------       -------------
      TOTAL ASSETS                                   $  27,807,953       $ 122,706,834
                                                     -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities
    Deposits
      Non-interest bearing                           $  34,089,069       $  32,931,180
      Interest bearing                                  63,901,198          60,389,845
                                                     -------------       -------------
      Total deposits                                    97,990,267          93,321,025
    Borrowed funds                                         458,365             610,615
    Accrued interest payable                               141,177             112,904
    Other liabilities                                      268,442             373,580
                                                     -------------       -------------
      TOTAL LIABILITIES                                 98,858,251          94,418,124
                                                     -------------       -------------
  Stockholders' equity
    Common stock, no par value
      Authorized 10,000,000 shares;
      Issued and outstanding 2,094,532 shares
      at June 30, 2003 and December 31, 2002             4,189,750           4,189,750
    Additional paid-in capital                           2,592,694           2,592,694
    Retained earnings                                   23,005,487          22,415,485
    Deferred stock compensation                           (759,950)           (812,600)
    Treasury stock at cost, 8,553 and 10,553 shares        (78,279)            (96,619)
                                                     -------------       -------------
      TOTAL STOCKHOLDERS' EQUITY                        28,949,702          28,288,710
                                                     -------------       -------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $ 127,807,953       $ 122,706,834
                                                     -------------       -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2003, 2002 AND 2001
UNAUDITED

                                              2003            2002           2001
                                           ----------      ----------      ----------
INTEREST INCOME:
 Interest and fees on loans receivable     $2,619,699      $2,764,188      $2,798,075
 Interest on investments                      594,899       1,031,130       1,009,286
 Interest on Federal funds sold               110,262         107,811         497,492
 Interest on deposits with banks               26,302              --              --
                                           ----------      ----------      ----------
  Total interest income                     3,351,162       3,903,129       4,304,853
                                           ----------      ----------      ----------

INTEREST EXPENSE:
 Interest on deposits                         298,739         373,139         867,416
 Interest on borrowed funds                       789           1,920           5,832
                                           ----------      ----------      ----------
  Total interest expense                      299,528         375,059         873,248
                                           ----------      ----------      ----------

Net interest income                         3,051,634       3,528,070       3,431,605
Provision for credit losses                   150,000          75,000           7,000
                                           ----------      ----------      ----------
Net interest income after provision
 for credit losses                          2,901,634       3,453,070       3,424,605
                                           ----------      ----------      ----------

NON-INTEREST INCOME:
 Service fees                                 458,799         441,751         462,610
 Other non-interest income                     14,920          17,954          23,134
                                           ----------      ----------      ----------
  Total non-interest income                   473,719         459,705         485,744
                                           ----------      ----------      ----------

NON-INTEREST EXPENSES:
 Salaries and wages                           916,228         935,769         958,079
 Employee benefits                            369,473         367,226         352,222
 Occupancy                                    374,751         352,498         357,970
 Furniture and equipment                       90,922          95,567         119,815
 Other non-interest expenses                  535,687         609,831         660,570
                                           ----------      ----------      ----------
  Total non-interest expenses               2,287,061       2,360,891       2,448,656
                                           ----------      ----------      ----------

Income before income tax expense            1,088,292       1,551,884       1,461,693
Income tax expense                            498,290         667,340         580,650
                                           ----------      ----------      ----------
NET INCOME                                 $  590,002      $  884,544      $  881,043
                                           ----------      ----------      ----------

NET INCOME PER SHARE                       $     0.28      $     0.42      $     0.42
                                           ----------      ----------      ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 2003, 2002 AND 2001
UNAUDITED

                                              2003           2002             2001
                                           ----------      ----------      ----------
INTEREST INCOME:
 Interest and fees on loans receivable     $1,285,953      $1,363,779      $1,368,019
 Interest on investments                      257,980         521,398         507,667
 Interest on Federal funds sold                57,228          53,205         231,949
 Interest on deposits with banks               26,302              --              --
                                           ----------      ----------      ----------
  Total interest income                     1,627,463       1,938,382       2,107,635
                                           ----------      ----------      ----------

INTEREST EXPENSE:
 Interest on deposits                         155,323         175,637         407,732
 Interest on borrowed funds                       264             607           2,079
                                           ----------      ----------      ----------
  Total interest expense                      155,587         176,244         409,811
                                           ----------      ----------      ----------

Net interest income                         1,471,876       1,762,138       1,697,824
Provision for credit losses                    75,000          25,000           7,000
                                           ----------      ----------      ----------
Net interest income after provision
 for credit losses                          1,396,876       1,737,138       1,690,824
                                           ----------      ----------      ----------

NON-INTEREST INCOME:
 Service fees                                 241,067         235,255         243,407
 Other non-interest income                      8,290           3,420           5,594
                                           ----------      ----------      ----------
  Total non-interest income                   249,357         238,675         249,001
                                           ----------      ----------      ----------

NON-INTEREST EXPENSES:
 Salaries and wages                           464,757         468,757         491,839
 Employee benefits                            175,120         172,057         184,515
 Occupancy                                    184,170         178,536         179,134
 Furniture and equipment                       49,558          50,154          66,576
 Other non-interest expenses                  274,378         274,670         313,291
                                           ----------      ----------      ----------
  Total non-interest expenses               1,147,983       1,144,174       1,235,355
                                           ----------      ----------      ----------

Income before income tax expense              498,250         831,639         704,470
Income tax expense                            224,990         350,340         278,550
                                           ----------      ----------      ----------
NET INCOME                                 $  273,260      $  481,299      $  425,920
                                           ----------      ----------      ----------

NET INCOME PER SHARE                       $     0.13      $     0.23      $     0.20
                                           ----------      ----------      ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2003, 2002 AND 2001
UNAUDITED

                                                                                       DEFERRED
                                                                                        STOCK
                                   COMMON                            RETAINED           COMPEN-         TREASURY
                                   STOCK           SURPLUS           EARNINGS           SATION           STOCK            TOTAL
                                 ----------      -----------       ------------       -----------       --------       ------------
Balance, December 31, 2000       $3,729,064      $ 2,621,380       $ 18,647,756       $  (580,400)      $(91,774)      $ 24,326,026

Net income                               --               --            881,043                --             --            881,043

Deferred stock compensation          80,000          420,000                 --          (500,000)            --                 --

Amortization of deferred
 stock compensation                      --               --                 --            43,550             --             43,550
                                 ----------      -----------       ------------       -----------       --------       ------------
Balance, June 30, 2001           $3,809,064      $ 3,041,380       $ 19,528,799       $(1,036,850)      $(91,774)      $ 25,250,619
                                 ----------      -----------       ------------       -----------       --------       ------------
Balance, December 31, 2001       $3,809,064      $ 2,973,380       $ 20,473,038       $  (917,900)      $(91,774)      $ 26,245,808

Net income                               --               --            884,544                --             --            884,544

Stock dividend                      380,686         (380,686)            (1,543)               --             --             (1,543)

Amortization of deferred
 stock compensation                      --               --                 --            52,650             --             52,650

Purchase of treasury stock               --               --                 --                --         (3,405)            (3,405)

                                 ----------      -----------       ------------       -----------       --------       ------------
Balance, June 30, 2002           $4,189,750      $ 2,592,694       $ 21,356,039       $  (865,250)      $(95,179)      $ 27,178,054
                                 ----------      -----------       ------------       -----------       --------       ------------

Balance, December 31, 2002       $4,189,750      $ 2,592,694       $ 22,415,485       $  (812,600)      $(96,619)      $ 28,288,710

Net income                               --               --            590,002                --             --            590,002

Amortization of deferred
 stock compensation                      --               --                 --            52,650             --             52,650

Stock options exercised                  --               --                 --                --         18,340             18,340
                                 ----------      -----------       ------------       -----------       --------       ------------
Balance, June 30, 2003           $4,189,750      $ 2,592,694       $ 23,005,487       $  (759,950)      $(78,279)      $ 28,949,702
                                 ----------      -----------       ------------       -----------       --------       ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003, 2002 AND 2001
UNAUDITED

                                                          2003               2002               2001
                                                      ------------       ------------       ------------
OPERATING ACTIVITIES:
 Net income                                           $    590,002       $    884,544       $    881,043
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Provision for credit losses                             150,000             75,000              7,000
   Depreciation and amortization                            63,383             67,187            101,970
   Net accretion of securities discounts                   (52,070)           (59,713)           (35,724)
   Amortization of deferred stock compensation              52,650             52,650             43,550
   (Increase) decrease in other assets                     386,032            (32,652)          (175,940)
   Increase (decrease) in other liabilities                (76,865)           133,279            213,849
                                                      ------------       ------------       ------------
    Net cash provided (used) by operating activities     1,113,132          1,120,295          1,035,748
                                                      ------------       ------------       ------------

INVESTING ACTIVITIES:
 Maturities of securities                               18,150,000         11,000,000          6,000,000
 Principal repayments on securities                         29,516             49,061             26,640
 Purchases of securities                                (5,250,000)       (10,984,326)       (11,000,000)
 Net (increase) decrease in loans receivable            (1,879,179)           828,190             45,959
 Acquisitions of premises and equipment                    (40,584)           (59,419)          (160,225)
 Proceeds from sales of premises and equipment                  --             10,363            878,223
                                                      ------------       ------------       ------------
    Net cash provided (used) by investing activities    11,009,753            843,869         (4,209,403)
                                                      ------------       ------------       ------------

FINANCING ACTIVITIES:
 Cash paid in lieu of fractional shares                         --             (1,543)                --
 Purchase of treasury stock                                     --             (3,405)                --
 Stock options excercised                                   18,340                 --                 --
 Net increase (decrease) in non-interest
  bearing deposits                                       1,157,889            651,573          2,473,561
 Net increase (decrease) in interest
  bearing deposits                                       3,511,353          2,235,583        (10,937,553)
 Net increase (decrease) in borrowed funds                (152,250)          (414,169)            38,412
                                                      ------------       ------------       ------------
    Net cash provided (used) by financing activities     4,535,332          2,468,039         (8,425,580)
                                                      ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents        16,658,217          4,432,203        (11,599,235)
Cash and cash equivalents at January 1                  33,629,080         15,064,753         39,271,870
                                                      ------------       ------------       ------------
Cash and cash equivalents at June 30                  $ 50,287,297       $ 19,496,956       $ 27,672,635
                                                      ------------       ------------       ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                   JUNE 30, 2003
                                              BOOK             MARKET
                                              VALUE            VALUE
                                           -----------      -----------
U.S. Government and agency securities      $12,991,776      $13,386,843
Other securities                             2,050,000        2,050,000
                                           -----------      -----------
                                           $15,041,776      $15,436,843
                                           -----------      -----------

                                                  DECEMBER 31, 2002
                                              BOOK               MARKET
                                              VALUE               VALUE
                                           -----------      -----------
U.S. Government and agency securities      $25,969,222      $26,536,242
Other securities                             1,950,000        1,950,000
                                           -----------      -----------
                                           $27,919,222      $28,486,242
                                           -----------      -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

                                   JUNE 30         DECEMBER 31
                                    2003             2002
                                 -----------      -----------
Commercial loans                 $33,656,955      $31,362,179
Real estate loans                 26,884,032       27,397,939
Consumer loans                       776,736          681,175
                                 -----------      -----------
                                  61,317,723       59,441,293
Less:
Allowance for credit losses          950,996          800,000
Unearned income                      117,618          121,363
                                 -----------      -----------
                                 $60,249,109      $58,519,930
                                 -----------      -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                     JUNE 30        DECEMBER 31
                                      2003            2002
                                   ----------      ----------
Land                               $  516,927      $  516,927
Bank premises                         785,083         744,499
Leasehold improvements                183,023         183,023
Furniture and equipment             1,189,920       1,189,920
                                   ----------      ----------
                                    2,674,953       2,634,369
Less accumulated depreciation
  and amortization                  1,492,997       1,429,614
                                   ----------      ----------
                                   $1,181,956      $1,204,755
                                   ----------      ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003


There were some significant changes in the Corporation's Balance Sheet since December 31, 2002. The most noticeable were a $16,700,000 increase in cash and cash equivalents and a decrease in securities of $12,900,000, which was due to maturation.

Cash and due from banks increased by approximately $30,000,000 because of an interest bearing balance of that amount in an account recently opened in a corespondent bank. The funding was provided by the aforementioned $12,900,000 decrease in securities, and a decrease in federal funds sold of $14,000,000.

Additionally, there was a modest increase in loans of $1,700,000 and total assets increased by approximately $5,000,000.

The allowance for credit losses increased by approximately $150,000, which was almost entirely due to credit loss provisions. At June 30, 2003 the allowance for credit losses totaled $950,996 which represented 51% of all loans that were past due or in nonaccrual.

Mostly due to the current year's earnings, stockholders' equity increased by approximately $661,000 and the Corporation continues to be classified as "Well Capitalized". At June 30, 2003 our risk-based capital ratio was 42.3% which is over five times the regulatory requirement.

The results of operations for the first half of 2003, compared to the same period of 2002, show a decrease in income before taxes of approximately $464,000 which was mainly the result of a decrease in net interest income.

Declining interest rates brought about decreases in interest income and expense of $551,000 and $75,000, respectively. The resulting $476,000 decrease in net interest income is analyzed in detail on page 9.

Credit loss provisions during the current period exceeded last year's provisions during the same period by $75,000. There was very little change in non-interest income while non-interest expenses decreased by approximately $74,000.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME



                                               Increase (Decrease) Due to Changes in
                                             -----------------------------------------
                                             Volume            Rates            Total
                                             ------            -----            -----
Six Months Ended June 30, 2003
        Versus
Six Months Ended June 30, 2002

Interest income on:
 Loans receivable                             $ 244            $(388)           $(144)
 Securities held to maturity                   (363)             (73)            (436)
 Short term investment                           81              (52)              29
                                             ------             -----            -----
  Total interest income                         (38)            (513)            (551)
                                             ------             -----            -----
Interest expense on:
 Deposits                                       (37)             (37)             (74)
 Borrowed funds                                  (1)              --               (1)
                                             ------             -----            -----
  Total interest expense                        (38)             (37)             (75)
                                             ------             -----            -----
  Net interest income                         $   0            $(476)           $(476)
                                             ------             -----            -----

Quarter Ended June 30, 2003
     Versus
Quarter Ended June 30, 2002

Interest income on:
 Loans receivable                             $ 112            $(190)           $ (78)
 Securities held to maturity                   (195)             (69)            (264)
 Short term investment                           57              (27)              30
                                             ------             -----            -----
  Total interest income                         (26)            (286)            (312)
                                             ------             -----            -----
Interest expense on:
 Deposits                                        15              (36)             (21)
 Borrowed funds                                  (1)              --               (1)
                                             ------             -----            -----
  Total interest expense                         --              (36)             (22)
                                             ------             -----            -----
  Net interest income                         $ (26)           $(250)           $(290)
                                             ------             -----            -----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION



ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended June 30, 2003.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES


    07/22/03                                      Carmen J. Gumina
--------------------                         -------------------------------
     Date                                         Carmen J. Gumina
                                             Chairman of the Board & President

    07/22/03                                          Thomas Fornale
--------------------                         -------------------------------
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




            Date:   07/22/03                           Carmen J. Gumina
            ------------------                         ------------------------
                                                       Carmen J. Gumina
                                                       Chief Executive Officer

            Date:   07/22/03                           Thomas Fornale
            ------------------                         ------------------------
                                                       Thomas Fornale
                                                       Chief Financial Officer