Form 10-Q
period 2003-09-30
BRUNSWICK BANCORP
filed 2003-10-31
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

Quarter ended September 30, 2003                  Commission file number 0-14403

                                BRUNSWICK BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                              --------------------

           NEW JERSEY                                           22-2610694
--------------------------------                          ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

      NEW BRUNSWICK, NEW JERSEY                                        08901
--------------------------------------                             -------------
(Address of Principal Executive Office)                              (Zip Code)

                                 (732) 247-5800
               --------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
               ---------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE                            2,094,875 SHARES
--------------------------                    ----------------------------------
     (Class of Stock)                         (Outstanding at Setember 30, 2003)

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets
             September 30, 2003 and December 31, 2002                         1

             Consolidated Statements of Income
             Nine Months Ended September 30, 2003, 2002 and 2001              2

             Consolidated Statements of Income
             Quarters Ended September 30, 2003, 2002 and 2001                 3

             Consolidated Statements of Stockholders' Equity
             Nine Months Ended September 30, 2003, 2002 and 2001              4

             Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2003, 2002 and 2001              5

             Notes to Consolidated Financial Statements                     6-7

    Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operation                            8-9

PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                 10

    Signatures                                                               11

    302 Certification: CEO                                                   12

    302 Certification: CFO                                                   13

    906 Certification: CEO                                                   14

    906 Certification: CFO                                                   15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                        September 30   December 31
                                                            2003           2002
                                                        ------------   ------------
ASSETS:
   Cash and due from banks                              $ 28,472,767   $  8,629,080
   Federal funds sold                                      9,000,000     25,000,000
                                                        ------------   ------------
      Total cash and cash equivalents                     37,472,767     33,629,080
   Securities held to maturity                            24,621,784     27,919,222
   Loans receivable, net                                  62,403,747     58,519,930
   Premises and equipment                                    798,991      1,204,755
   Accrued interest receivable                               598,388        809,817
   Other assets                                              566,720        624,030
                                                        ------------   ------------
          TOTAL ASSETS                                  $126,462,397   $122,706,834
                                                        ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
          Non-interest bearing                          $ 35,036,255   $ 32,931,180
          Interest bearing                                61,444,893     60,389,845
                                                        ------------   ------------
            Total deposits                                96,481,148     93,321,025
      Borrowed funds                                          85,255        610,615
      Accrued Interest payable                               136,329        112,904
      Other liabilities                                      370,620        373,580
                                                        ------------   ------------
            Total liabilities                             97,073,352     94,418,124
                                                        ------------   ------------
   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares
        Issued and outstanding 2,094,875 shares
        at September 30, 2003 and December 31, 2002        4,189,750      4,189,750
      Additional paid-in capital                           2,592,694      2,592,694
      Retained earnings                                   23,356,269     22,415,485
      Deferred stock compensation                           (733,625)      (812,600)
      Treasury stock at cost, 1,753 and 10,553 shares        (16,043)       (96,619)
                                                        ------------   ------------
            Total stockholders' equity                    29,389,045     28,288,710
                                                        ------------   ------------

            TOTAL LIABILITIES AND
               STOCKHODER' EQUITY                       $126,462,397   $122,706,834
                                                        ------------   ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
UNAUDITED

                                               2003          2002          2001
                                           -----------   -----------   -----------
INTEREST INCOME:
   Interest and fees on loans receivable   $ 3,939,511   $ 4,088,429   $ 4,154,751
   Interest on investments                     813,721     1,489,319     1,466,711
   Interest on Federal funds sold              138,446       198,960       698,003
   Interest on deposits with banks              89,852          ----          ----
                                           -----------   -----------   -----------
      Total interest income                  4,981,530     5,776,708     6,319,465
                                           -----------   -----------   -----------

INTEREST EXPENSE:
   Interest on deposits                        409,512       549,081     1,194,503
   Interest on borrowed funds                    1,350         3,160         7,572
                                           -----------   -----------   -----------
      Total interest expense                   410,862       552,241     1,202,075
                                           -----------   -----------   -----------

Net interest income                          4,570,668     5,224,467     5,117,390
Provision for credit losses                    225,000       175,000        28,000
                                           -----------   -----------   -----------
Net interest income after provision
   for credit losses                         4,345,668     5,049,467     5,089,390
                                           -----------   -----------   -----------

NON-INTEREST INCOME:
   Service fees                                691,984       694,881       674,863
   Other non-interest income                    50,217        23,049        44,074
                                           -----------   -----------   -----------
      Total non-interest income                742,201       717,930       718,937
                                           -----------   -----------   -----------

NON-INTEREST EXPENSES
   Salaries and wages                        1,386,491     1,379,107     1,453,278
   Employee benefits                           554,103       538,971       533,402
   Occupancy                                   550,818       540,859       542,794
   Furniture and equipment                     134,402       147,134       166,474
   Other non-interest expenses                 765,934       890,892       934,874
                                           -----------   -----------   -----------
      Total non-interest expenses            3,391,748     3,496,963     3,630,822
                                           -----------   -----------   -----------

Income before income tax expense             1,696,121     2,270,434     2,177,505
Income tax expense                             755,337     1,000,750       895,450
                                           -----------   -----------   -----------
NET INCOME                                 $   940,784   $ 1,269,684   $ 1,282,055
                                           -----------   -----------   -----------
NET INCOME PER SHARE                       $      0.45   $      0.61   $      0.67
                                           -----------   -----------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
UNAUDITED

                                               2003           2002           2001
                                           ------------   ------------   ------------
INTEREST INCOME:
   Interest and fees on loans receivable   $  1,319,812   $  1,324,241   $  1,356,676
   Interest on investments                      218,822        458,189        457,425
   Interest on Federal funds sold                28,184         91,149        200,511
   Interest on deposits with banks               63,550           ----           ----
                                           ------------   ------------   ------------
      Total interest income                   1,630,368      1,873,579      2,014,612
                                           ------------   ------------   ------------

INTEREST EXPENSE:
   Interest on deposits                         110,773        175,942        327,087
   Interest on borrowed funds                       561          1,240          1,740
                                           ------------   ------------   ------------
      Total interest expense                    111,334        177,182        328,827
                                           ------------   ------------   ------------

Net interest income                           1,519,034      1,696,397      1,685,785
Provision for credit losses                      75,000        100,000         21,000
                                           ------------   ------------   ------------
Net interest income after provision
   for credit losses                          1,444,034      1,596,397      1,664,785
                                           ------------   ------------   ------------

NON-INTEREST INCOME:
   Service fees                                 233,185        253,130        212,253
   Other non-interest income                     35,297          5,095         20,940
                                           ------------   ------------   ------------
      Total non-interest income                 268,482        258,225        233,193
                                           ------------   ------------   ------------

NON-INTEREST EXPENSES
   Salaries and wages                           470,263        443,338        495,199
   Employee benefits                            184,630        171,745        181,180
   Occupancy                                    176,067        188,361        184,824
   Furniture and equipment                       43,480         51,567         46,659
   Other non-interest expenses                  230,247        281,061        274,304
                                           ------------   ------------   ------------
      Total non-interest expenses             1,104,687      1,136,072      1,182,166
                                           ------------   ------------   ------------

Income before income tax expense                607,829        718,550        715,812
Income tax expense                              257,047        333,410        314,800
                                           ------------   ------------   ------------
NET INCOME                                 $    350,782   $    385,140   $    401,012
                                           ------------   ------------   ------------

NET INCOME PER SHARE                       $       0.17   $       0.18   $       0.19
                                           ------------   ------------   ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
UNAUDITED

                                                                                     DEFERRED
                                                                                      STOCK
                                   COMMON                            RETAINED         COMPEN-        TREASURY
                                    STOCK            SURPLUS         EARNINGS         SATION          STOCK           TOTAL
                              ----------------   --------------   --------------   ------------   --------------   ------------
Balance, December 31, 2000    $      3,729,064   $    2,621,380   $   18,647,756   $   (580,400)  $      (91,774)  $ 24,326,026

Net income                                ----             ----        1,282,055           ----             ----      1,282,055

Deferred stock compensation             80,000          352,000             ----       (432,000)            ----           ----

Amortization of deferred
   stock compensation                     ----             ----             ----         71,575             ----         71,575
                              ----------------   --------------   --------------   ------------   --------------   ------------
Balance, September 30, 2001   $      3,809,064   $    2,973,380   $   19,929,811   $   (940,825)  $      (91,774)  $ 25,679,656
                              ----------------   --------------   --------------   ------------   --------------   ------------

Balance, December 31, 2001    $      3,809,064   $    2,973,380   $   20,473,038   $   (917,900)  $      (91,774)  $ 26,245,808

Net income                                ----             ----        1,269,684           ----             ----      1,269,684

Stock dividend                         380,686         (380,686)          (1,543)          ----             ----         (1,543)

Amortization of deferred
   stock compensation                     ----             ----             ----         78,975             ----         78,975

Purchase of treasury stock                ----             ----             ----           ----           (4,845)        (4,845)
                              ----------------   --------------   --------------   ------------   --------------   ------------
Balance, September 30, 2002   $      4,189,750   $    2,592,694   $   21,741,179   $   (838,925)  $      (96,619)  $ 27,588,079
                              ----------------   --------------   --------------   ------------   --------------   ------------

Balance, December 31, 2002    $      4,189,750   $    2,592,694   $   22,415,485   $   (812,600)  $      (96,619)  $ 28,288,710

Net income                                ----             ----          940,784           ----             ----        940,784

Amortization of deferred
   stock compensation                     ----             ----             ----         78,975             ----         78,975

Stock options excercised                  ----             ----             ----           ----           80,576         80,576
                              ----------------   --------------   --------------   ------------   --------------   ------------
Balance, September 30, 2003   $      4,189,750   $    2,592,694   $   23,356,269   $   (733,625)  $      (16,043)  $ 29,389,045
                              ----------------   --------------   --------------   ------------   --------------   ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
UNAUDITED

                                                                     2003                  2002               2001
                                                               ---------------       ----------------    ---------------
OPERATING ACTIVITIES:
   Net income                                                  $       940,784       $      1,269,684    $     1,282,055
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                    225,000                175,000             28,000
        Depreciation and amortization                                   91,868                 99,037            142,305
        Net accretion of securities discounts                          (70,326)               (83,282)           (63,365)
        Amortization of deferred stock compensation                     78,975                 78,975             71,575
        (Increase) decrease in other assets                            268,739                298,964            351,298
        Increase (decrease) in other liabilities                        20,465                166,287            284,106

                                                               ---------------       ----------------    ---------------
           Net cash provided (used) by operating activities          1,555,505              2,004,665          2,095,974
                                                               ---------------       ----------------    ---------------

INVESTING ACTIVITIES:
   Maturities of securities                                         18,150,000             16,000,000          9,000,000
   Principal repayments on securities                                   42,764                 67,304             49,739
   Purchases of securities                                         (14,825,000)           (10,984,326)       (11,000,000)
   Net (increase) decrease in loans receivable                      (4,108,817)            (2,587,428)          (719,927)
   Acquisitions of premises and equipment                              (40,584)               (59,419)          (160,225)
   Proceeds from sales of premises and equipment                       354,480                 10,363            890,845

                                                               ---------------       ----------------    ---------------
           Net cash provided (used) by investing activities           (427,157)             2,446,494         (1,939,568)
                                                               ---------------       ----------------    ---------------
FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                                 ----                 (1,543)              ----
   Purchase of treasury stock                                             ----                 (4,845)              ----
   Stock options excercised                                             80,576                   ----               ----
   Net increase (decrease) in non-interest
     bearing deposits                                                2,105,075              1,689,720            557,087
   Net increase (decrease) in interest
     bearing deposits                                                1,055,048             13,282,863         (3,252,651)
   Net increase (decrease) in borrowed funds                          (525,360)              (163,712)           115,578

                                                               ---------------       ----------------    ---------------
           Net cash provided (used) by financing activities          2,715,339             14,802,483         (2,579,986)
                                                               ---------------       ----------------    ---------------

Increase (decrease) in cash and cash equivalents                     3,843,687             19,253,642         (2,423,580)
Cash and cash equivalents at January 1                              33,629,080             15,064,753         39,271,870

                                                               ---------------       ----------------    ---------------
Cash and cash equivalents at September 30                      $    37,472,767       $     34,318,395    $    36,848,290
                                                               ---------------       ----------------    ---------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                          SEPTEMBER 30, 2003
                                                      BOOK                  MARKET
                                                      VALUE                 VALUE
                                            ---------------------   -------------------
U.S. Government and agency securities       $          22,571,784   $        22,841,829
Other securities                                        2,050,000             2,050,000
                                            ---------------------   -------------------
                                            $          24,621,784   $        24,891,829
                                            ---------------------   -------------------

                                                          DECEMBER 31, 2002
                                                      BOOK                  MARKET
                                                      VALUE                 VALUE
                                            ---------------------   -------------------
U.S. Government and agency securities       $          25,969,222   $        26,536,242
Other securities                                        1,950,000             1,950,000
                                            ---------------------   -------------------
                                            $          27,919,222   $        28,486,242
                                            ---------------------   -------------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

                                                                  SEPTEMBER 30           DECEMBER 31
                                                                     2003                   2002
                                                              --------------------   -------------------
Commercial loans                                              $         36,724,635   $        31,362,179
Real estate loans                                                       26,009,324            27,397,939
Cosumer loans                                                              816,405               681,175
                                                              --------------------   -------------------
                                                                        63,550,364            59,441,293
Less:
  Allowance for credit losses                                            1,046,164               800,000
  Unearned income                                                          100,453               121,363
                                                              --------------------   -------------------
                                                              $         62,403,747   $        58,519,930
                                                              --------------------   -------------------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                                  SEPTEMBER 30          DECEMBER 31
                                                                     2003                  2002
                                                              -------------------   -----------------
Land                                                          $           240,705   $         516,927
Bank premises                                                             706,826             744,499
Leasehold improvements                                                    183,023             183,023
Furniture and equipment                                                 1,189,920           1,189,920
                                                              -------------------   -----------------
                                                                        2,320,474           2,634,369
Less accumulated depreciation
  and amortization                                                      1,521,483           1,429,614
                                                              -------------------   -----------------
                                                              $           798,991   $       1,204,755
                                                              -------------------   -----------------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

There were some significant changes in the Corporation's Balance Sheet since December 31, 2002. The most noticeable were a $19,800,000 increase in cash and cash due from banks and a decrease in federal funds sold of $16,000,000.

Cash and due from banks increased by approximately $19,800,000 mainly because of an interest bearing balance of $16,000,000 in an account recently opened in a corespondent bank. The funding was provided by the aforementioned $16,000,000 decrease in federal funds sold.

Additionally, there was an increase in loans of $3,900,000, securities decreased by $3,300,000 and total assets increased by approximately $3,800,000.

The allowance for credit losses increased by $246,000, which was due to credit loss provisions $225,000 and recoveries totaling $21,000. At September 30, 2003 the allowance for credit losses totaled $1,046,164 which represented 36% of all loans that were past due or in nonaccrual.

Mostly due to the current year's earnings, stockholders' equity increased by approximately $1,100,000 and the Corporation continues to be classified as "Well Capitalized". At September 30, 2003 our risk-based capital ratio was 42.8% which is over five times the regulatory requirement.

The results of operations for the first three quarters of 2003, compared to the same period of 2002, show a decrease in income before taxes of approximately $514,000 which was mainly the result of a decrease in net interest income.

Declining interest rates brought about decreases in interest income and expense of $795,000 and $141,000, respectively. The resulting $654,000 decrease in net interest income is analyzed in detail on page 9.

Credit loss provisions during the current period exceeded last year's provisions during the same period by $50,000. There was very little change in non-interest income while non-interest expenses decreased by approximately $105,000.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                              Increase (Decrease) Due to Changes in
                                              -------------------------------------
                                                 Volume       Rates       Total
                                                 ------       -----       ------
Nine Months Ended September 30, 2003
              Versus
Nine Months Ended September 30, 2002

Interest income on:
  Loans receivable                                $ 198       $(346)      $(148)
  Securities held to maturity                      (576)        (99)       (675)
  Short term investments                             48         (19)         29
                                                  -----       -----       -----
         Total interest income                     (330)       (464)       (794)
                                                  -----       -----       -----
Interest expense on:
  Deposits                                            9        (148)       (139)
  Borrowed funds                                     (1)        ---          (1)
                                                  -----       -----       -----
         Total interest expense                       8        (148)       (140)
                                                  -----       -----       -----
         Net interest income                      $(338)      $(316)      $(654)
                                                  -----       -----       -----

Quarter Ended September 30, 2003
                    Versus
Quarter Ended September 30, 2002
                                                                          -----
Interest income on:
  Loans receivable                                $  82       $ (87)      $  (5)
  Securities held to maturity                      (215)        (24)       (239)
  Short term investments                            (49)        (48)          1
                                                  -----       -----       -----
         Total interest income                      (84)       (159)       (243)
                                                  -----       -----       -----
Interest expense on:
  Deposits                                            2         (67)        (65)
  Borrowed funds                                    ---         ---         ---
                                                  -----       -----       -----
         Total interest expense                       2         (67)        (65)
                                                  -----       -----       -----
         Net interest income                      $ (86)      $ (92)      $(178)
                                                  -----       -----       -----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended September 30, 2003.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                BRUNSWICK BANCORP AND SUBSIDIARIES SUBSIDIARIES

10/23/03                              /s/ Carmen J. Gumina
-------------                         ------------------------------------------
Date                                      Carmen J. Gumina, President & CEO

10/23/03                              /s/ Thomas Fornale
-------------                         ------------------------------------------
Date                                      Thomas Fornale, Treasurer