Form 10-K
period 2003-12-31
BRUNSWICK BANCORP
filed 2004-03-24
CIK 771614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-14403

                                BRUNSWICK BANCORP
                                -----------------
             (Exact name of Registrant as specified in its Charter)

NEW JERSEY                                                   22-2610694
----------                                                   ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

439 LIVINGSTON AVENUE
NEW BRUNSWICK, NJ                                               08901
-----------------                                               -----
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (732) 247-5800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Common Stock, no value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes [X] no [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [X]

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). yes [ ] no [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 5, 2004 was $37,559,323.

The number of shares of Registrant's Common Stock, no par value, outstanding as of February 5, 2004 was 2,146,247.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2004 annual meeting of stockholders.

                                BRUNSWICK BANCORP

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I
              Item 1.      Business                                                                          1
              Item 2.      Properties                                                                        6
              Item 3.      Legal Proceedings                                                                 7
              Item 4.      Submission of Matters to a Vote of Security Holders
                              Executive Officers of the Registrant                                           7

PART II
              Item 5.      Market for Registrant's Common
                              Equity and Related Stockholder Matters                                         7
              Item 6.      Selected Financial Data                                                           8
              Item 7.      Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                                  9
              Item 7A.     Quantitative and Qualitative Disclosures About
                              Market Risk                                                                   21
              Item 8.      Financial Statements and Supplementary Data                                      21
              Item 9.      Change in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                                        21
              Item 9A.     Controls and Procedures                                                          21

PART III
              Item 10.     Directors and Executive Officers of the Registrant                               22
              Item 11.     Executive Compensation                                                           23
              Item 12.     Security Ownership of Certain Beneficial Owners
                              and Management and Related Stockholder Matters                                23
              Item 13.     Certain Relationships and Related Transactions                                   23
              Item 14.     Principal Accountant Fees & Services                                             23

PART IV
              Item 15.     Exhibits, Financial Statements, Schedules and Reports
                              on Form 8-K                                                                   24

                           Signatures                                                                       25

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

  The Bank in 2002 created a wholly owned subsidiary to manage the Bank's investment portfolio. BTB Investment Corp. Inc. now manages the Bank's investments.

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

  Federal Deposit Insurance - The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the SAIF for savings associations, are maintained and administered by the FDIC. The Bank is a member of the BIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has, under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

  Assessments - For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for BIF-member institutions for 2003 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .27% of insured deposits for institutions in the worst risk assessment classification.

  In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to re-capitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0165% of insured deposits in 2003. These assessments will continue until the FICO bonds mature in 2017.

  The USA Patriot Act - In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

  Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

         Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

  The federal banking agencies have begun to propose and implement regulations pursuant to the USA Patriot Act. These regulations may increase the Company's compliance costs.

  Sarbanes-Oxley Act of 2002 - On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

  Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

  The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

  We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

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

  Tier 2 capital consists of an institution's allowances for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 2003, the Company's Total Risk Weighted Capital ratio was 45.16% and its Tier One Risk Weighted Capital ratio was 43.98%. Such ratios exceed the current regulatory requirements.

  In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, or those experiencing significant growth, must maintain a ratio of 100-200 basis points above the 3% minimum. As of December 31, 2003, the consolidated Company had a leverage capital ratio of 23.05%.

  The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 2003. As of December 31, 2003, the Bank had a risk weighted capital ratio of 45.16% and a leverage capital ratio of 23.05%.

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

  HOLDING COMPANY SUPERVISION

  Generally, the Bank Holding Company Act (BHCA) limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking of managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation "Y" has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and more recently, discount brokerage services. BB is not currently conducting these activities.

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

  In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

  Acquisitions through the Bank require approval of the Federal Deposit Insurance Corporation (the FDIC). Statewide branching is permitted in New Jersey. The Holding Company Act does not place territorial restrictions on the activities on non-banking subsidiaries of bank holding companies.

         (b)      Industry Segment

  The Registrant has one industry segment: commercial banking.

         (c)      Narrative Description of Business

  Brunswick Bancorp exists primarily to hold the stock of its active subsidiary, Brunswick Bank & Trust. BB also owns 100% of the common stock of Brunscor Realty, a corporation that holds one of the Bank's parking lots as a rental property. As a secondary function, BB purchases loan participations. The Federal Reserve Bank of New York approved this activity.

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

  At December 31, 2003, BB and its subsidiary Bank had deposits of $89,414,490 total loans of $61,468,161 and total assets of $120,768,800. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, residential and commercial real estate loans and internet banking. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 50 full-time employees as of December 31, 2003.

  The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 2003, 64.15% of the loan portfolio is in commercial loans, 1.00% in construction first mortgage loans, 24.78% in commercial first mortgage loans, 8.77% in residential loans, and 1.30% in installment loans. The composition of the loan portfolio represents a shift from the year 2002. During 2003 a substantial portion of new commercial loans were made and a reduction in construction first mortgage loans. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity, securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to the real estate market fluctuations.

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

  ITEM 2.PROPERTIES

  The Bank currently operates from its main office and five branch offices. The Bank leases the main office and one branch. The Bank owns four of the branch offices.

  The following is a list of offices the Bank owns:

                                                                             Approximate
    Branch                                        Address                    Square Feet
---------------                           ----------------------             -----------
George Street                             352 George Street
                                          New Brunswick, NJ 08901                4,700

South Brunswick-                          Monmouth Junction Road
Monmouth Junction                         and Kingston Lane
                                          Monmouth Jct., NJ 08852                2,000

Freehold                                  444 West Main Street
                                          Freehold, NJ 07728                     2,000

  The following is a list of offices, which the Bank leases:

                                                                                            Expiration
   Branch                          Address                     Square Feet                 Date of Lease
   ------                          -------                     -----------                 --------------
Main Office                439 Livingston Avenue             8,400 and
                           New Brunswick, NJ 08901           4,000 (basement)              December 2010

Edison                     Plainfield Avenue and
                           Metroplex Drive
                           Edison, NJ 08817                  3,400                         February 2004

North Brunswick            1060 Aaron Road                   3,000                         April 2021
                           North Brunswick, NJ 08902

  As described in Note 13 to the financial statements, the Company has approvals for a branch in Monroe, New Jersey and is anticipating opening this branch in 2004.

  ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, lawsuits and claims may be brought by and may arise against BB and the Bank. In the opinion of management, no legal proceedings which are presently pending or threatened against BB or the Bank, when resolved, will have a material adverse effect on the business or financial condition of BB or its subsidiary.

  ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of BB during the fourth quarter of 2003.

                                     PART II

  ITEM 5.MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

  BB had 274 shareholders of record as of December 31, 2003.

  Brunswick Bancorp is listed on the American Stock Exchange under the symbol "BRB". The quarterly information represents the high and low sales price as it is reported by the exchange.

                                      2003                         2002
                            -----------------------        ----------------------
                             High              Low          High             Low
                            ------            -----        ------           -----
1st Quarter                 12.25             11.75        12.94            11.50
2nd Quarter                 16.75             11.40        13.00            11.20
3rd Quarter                 16.50             14.50        11.74            10.75
4th Quarter                 17.10             15.50        12.75            10.25

  The Company has not historically paid cash dividends. Since the Bank is the Company's only substantial asset and source of income, the Company would be dependent upon dividends from the Bank to pay dividends to its shareholders. Payment of dividends by Brunswick Bank and Trust Company to BB are restricted. Under the New Jersey Banking Act of 1948, as amended, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that exceeds fifty percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by a bank to its sole shareholder constitutes an unsafe or unsound practice.

  As of December 31, 2003, approximately $12.5 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. The Registrant issued a 20% stock dividend in 1999 and a 10% stock dividend in 2002. The Board of Directors will review its dividend policy on an ongoing basis.

  STOCK SPLIT

  The Board of Directors declared a Two Shares for One Share stock split payable on January 14, 2001 to stockholders of record on December 31, 1999. The stock split resulted in the Company issuing 902,266 shares. These financial statements give retroactive effect to the stock split.

  Earnings per share have been restated to reflect the stock split declared.

  ITEM 6.SELECTED FINANCIAL DATA

  The following table sets forth certain selected consolidated financial data concerning BB:

                                                                           Year Ended December 31
                                                   ------------------------------------------------------------------------
                                                                (Dollars in Thousands Except Per Share Data)
                                                   ------------------------------------------------------------------------
                                                       2003             2002            2001           2000         1999
                                                   -----------      -----------     -----------     ----------   ----------
  Interest income                                  $    6,711       $    7,566      $    8,198      $    8,455   $    7,269
  Interest expense                                        499              720           1,467           2,006        1,857
  Net interest income                                   6,212            6,846           6,731           6,449        5,412
  Provision for credit losses                            (207)            (212)           (124)            258           61
  Net interest income after
     provision for credit losses                        6,419            7,058           6,855           6,191        5,351
  Non-interest income                                     953              968             946           1,087        1,008
  Other expenses                                        4,526            4,747           4,802           4,425        4,265
  Income before income taxes                            2,846            3,278           2,999           2,853        2,094
  Income tax expense                                    1,007            1,334           1,174           1,226          773
  Net income                                            1,839            1,944           1,825           1,627        1,321
  Net income per share                                    .91              .96             .91             .84          .72
  Diluted earnings per share                              .88              .95             .90             .83          .72
  Cash dividends per share                                  0                0               0               0            0
Weighted average number
   of shares outstanding-basic                      2,021,597        2,019,256       2,009,572       1,925,543    1,829,439
                      - diluted                     2,087,837        2,045,624       2,038,991       1,951,386    1,841,462

                                                         Summary Consolidated Balance Sheets
                                     ----------------------------------------------------------------------------
                                                     (Dollars in Thousands Except Per Share Data)
                                     ----------------------------------------------------------------------------
                                        2003           2002           2001               2000              1999
                                     ---------      ---------       --------          ---------         ----------
Total assets                         $ 120,769      $ 122,707       $109,004          $ 118,499         $ 108,873
Deposits                                89,414         93,321         81,628             93,411            85,299
Other liabilities                          872          1,097          1,130                762               916
Stockholders' equity                    30,483         28,289         26,246             24,326            22,658
Total shareholder's equity
    per outstanding share            $   14.44      $   13.50       $  13.78          $   13.05         $   12.56
                                     =========      =========       ========          =========         =========

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following financial review of Brunswick Bancorp (the "Company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly owned subsidiary, Brunswick Bank & Trust Company (the "Bank") for the years ended December 31, 2003, 2002 and 2001. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report. All share and per share data has been restated to reflect the two for one stock split declared on December 14, 1999 paid on January 14, 2001 and the five shares for four shares stock split paid on February 11, 1999 and on March 21, 2002 a 10% stock dividend paid on May 15, 2002.

  FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. Brunswick Bancorp disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved, and these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions nationally and in our trade area.

  CRITICAL ACCOUNTING MATTERS

  Note 1 to the Company's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an undertaking and evaluation of the Company and its results of operation.

  The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

  Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent. On conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, would adversely affect our future results of operation.

  OVERVIEW

  Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of loans and investments outstanding in any one period, the yields earned on those loans and investments and the interest paid on deposits and borrowed funds that were outstanding in the same period. To a lesser extent, the relative levels of our non-interest income and operating expenses also affect our results of operations.

  Our non-interest income consists primarily of fees and service charges. The operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, and telephone. Our results of operations are significantly impacted by the amount of provisions for loan losses which in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends. Our results of operations are affected by general economic, regulatory and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

  BUSINESS STRATEGY

  Our business strategy has been to operate as a well-capitalized, traditional independent community bank, dedicated to providing convenient access and quality service at competitive prices. Generally, we have sought to implement this strategy by maintaining a substantial part of our assets in loans secured by commercial real estate or residential real estate located in our market area. To the extent that new deposits have exceeded loan originations, we have invested these deposits primarily in investment securities and cash and cash equivalents.

  We intend to continue to emphasize a variety of deposit and loan products, with the latter consisting primarily of commercial loans, non-residential mortgages, residential mortgages, home equity loans and consumer loans. We intend to grow our branch office network, which will expand our geographic reach and will consider the acquisition of other financial institutions. We do not however, have any current understandings, agreements or arrangements for expansion of our business, other than opening new branch office locations.

  RESULTS OF OPERATIONS

  The Company's 2003 net income amounted to $1,839,414, or $0.88 per diluted share, which was $104,576, or 5.38%, lower than income of $1,943,990, or $0.95 per diluted share in 2002. Net income for 2002 was $118,708 higher than 2001 income of $1,825,282, or $0.90 per diluted share. Basic net income per share was $.91, $.96 and $.91, respectively in 2003, 2002 and 2001.

  The decrease in net income in 2003 is due mainly to the net interest income decrease of $635,000, as interest income declined by $854,000, or 12.7%, while interest expense declined by $220,000, or 30.6%. In addition, other income and net loss recovery decreased slightly by $18,000. Offsetting the decrease in income, other expenses in 2003 declined by $221,000 to $4.5 million in 2003 from $4.8 million in 2002, while Income tax expense decreased $328,000 compared to 2002.

  The increase in net income recorded in 2002 is due to an increase in net interest income of $115,000, as a decline in interest income of $631,000 was offset by a decline of $747,000 in interest expense, and an increase in other income of $22,000. In addition during 2002, the Company recognized an $88,000 increase in its recoveries on previously charged off loans. Finally other expense was down $54,000.

  The declines in both interest income and interest expense during all periods reflect continuing declines in market rates of interest as the Federal Reserve engaged in aggressive rate cuts and then maintained rates at historically low levels.

  Due to its historically low levels of loan charge-offs, during each of 2003, 2002 and 2001, the Company did not take any provision for loan losses.

  Return on assets for the years ended December 31, 2003, 2002 and 2001 was 1.48%, 1.64% and 1.62%, respectively while the return on equity recorded during the same periods amounted to 6.30%, 7.14 % and 7.27% (average).

  Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion through additional branches, geographic areas or a possible acquisition if the opportunity arises. As of December 31, 2003, the Company has been approved by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking to open an additional branch. The Company is planning the branch location for southern Middlesex County (Monroe Township) New Jersey.

  Income Statement Analysis, 2003 vs. 2002

  In 2003 income before income taxes decreased from 2002 by $432,000. This decrease occurred mainly because of a decrease in net interest income, which was lower due to a substantial decrease in interest rates on loans, deposits and investments.

  Interest income decreased by $855,000 and interest expense decreased by $220,000 which resulted in a $635,000 overall decrease in net interest income. The following table illustrates how volume and interest rates affected net interest income.

Interest Income:
  Effect of decreased volume                       $ (112,000)
  Effect of decreased interest rates                 (743,000)
Interest expense:
  Effect of increased volume                          (10,000)
  Effect of decreased interest rates                  230,000
                                                   ----------
Decrease in net interest income                    $  635,000
                                                   ==========

  In the current year, other income decreased by $14,000 and other expenses were down $221,000.

  The decrease in other expenses reflects reductions in equipment and other expenses of $250,000 offsetting an increase of $31,000 in salary and employee benefit expense. The decline of other expenses, which consists of various operating expenses, was primarily due to management reviewing all expense categories and reducing expense in light of the Company's level of business.

  The decline in the Company's income tax expense reflects the company's reduced level of earnings in 2003.

  Income Statement Analysis, 2002 vs. 2001

  For the year 2002 income before income taxes increased from 2001 by $279,000. This increase occurred mainly because of an increase in net interest income, which was higher due to a substantial decrease in interest rates on deposits and an increase in loan volume.

  Interest income decreased by $632,000 and interest expense decreased by $747,000 which resulted in an $115,000 overall increase in net interest income. The following table illustrates how volume and interest rates affected net interest income.

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
                                                           ===========

  In 2002, the Company recognized an $88,000 increase in its recoveries on previously charged off loans compared to the prior year. In addition to this other income increased by $22,000 and other expenses decreased by $54,000 compared to the prior year. These changes were offset by an increase of $161,000 in income tax provision in 2002 over 2001.

  Balance Sheet Analysis

  The most notable change in the Company's Balance Sheet at December 31, 2003 is an increase in cash and due from banks of $8,200,000 compared to the prior year ending December 31, 2002. This increase was primarily due to management's decision to invest in money market account at a correspondent bank instead of federal funds because of better interest rates. Federal funds declined by $16 million in 2003 compared to the prior year due to additional purchase of investment securities, new loans and investing in deposits with other banks. Management has elected to maintain a strong liquidity position so that when interest rates increase they will be able to acquire new assets.

  During 2003, securities increased by $3,212,000, loans increased by $2,948,000 and deposits decreased by $3,907,000.

  The increase in investment securities reflects management's decision to invest excess liquidity in longer-term investments, while still maintaining a strong cash and equivalents position.

  The Company has sought to emphasize commercial lending to enhance its interest income. Since 1999, commercial loans mostly consisting of loans to finance the purchase of equipment and renovation and expansion of business premises have increased from $10.6 million, or 24.2% of the loan portfolio, to $40 million, or 64.2% of the loan portfolio.

  On the liability side of the balance sheet total deposits decreased by $3,907,000 for the year ending December 31, 2003 compared to the prior year ending December 31, 2002.

  Demand deposits decreased $1,040,000, savings and NOW deposits deceased by $3,001,000, and time deposits increased $135,000. The most substantial decline was the decline of NOW accounts, which is connected to the deposit balances of a single governmental entity customer. This customer's account balances traditionally vary depending upon the timing and amount of tax collections.

  Stockholders' equity, increased by $2,194,000 with the addition of 2003 net income of $1,839,000, and proceeds from issuance of Common Stock-upon the exercise of stock options of $250,000 less the amortization of deferred stock compensation of $105,000.

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

  The Company's liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 2003, cash and due from banks totaled $16.8 million; federal funds totaled $9 million, and investment securities maturing within one year totaled $2.6 million.

  In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $1.4 million in 2003, $2.2 million in 2002 and $1.9 million in 2001. In 2003, investing activities used $5.5 million due primarily to, purchase of investment securities in excess of maturities resulting in a net purchase of securities of $3.1 million, net increase of the loans receivable $2.7 million less the sale of fixed assets of $300,000. Financing activities used cash of approximately $3.7 million due to the decreases in non-interest bearing deposits of $1.04 million and interest bearing deposits of $2.87 million.

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

  OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

  The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at December 31, 2003 totaled $7,780,000. This consisted of commitments to extend credit, letters of credit, commercial lines of credit and consumer lines of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk the Company.

  Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

  The following table represents the Company's contractual obligations to make future payments.

                                                                         Payments due by period
                                                     Less than        ----------------------------       More than
                                     Total             1 year          1-3 years         3-5 years        5 years
                                   --------        -------------      ------------       ---------       ---------
Operating lease obligations        $  8,544        $         800      $      1,669       $   1,770       $   4,305
                                   --------        -------------      ------------       ---------       ---------

Total                              $  8,544        $         800      $      1,669       $   1,770       $   4,305
                                   ========        =============      ============       =========       =========

The following table sets forth the Company's capital ratios at each of the periods indicated as well as the required minimum regulatory ratios.

                                          December 31,                     Minimum
                                   -------------------------             Regulatory
                                     2003             2002               Guidelines
                                   --------         --------             -----------
Risk-based capital ratios
Tier 1                                43.98%           42.41%              4.000%
Total capital                         45.16%           43.64%              8.000%
Capital (in thousands)
Tier 1 capital                     $ 29,912         $ 27,683
Tier II capital (1)                     800              800
                                   --------         --------
                                   $ 30,712         $ 28,483
                                   ========         ========

  (1) Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

  The following table sets forth the maturity distribution for the above loan portfolio at December 31, 2003.

  Maturities and Sensitivities of Loans to Changes in Interest Rates:


                                                         After 1        After 5
                                                          Year           Years          Greater
                                       Within            Within          within          then
                                       1 Year            5 Years        15 Years        15 Years          Total
                                       -------          ---------       --------       ----------        -------
Commercial
      Fixed rate                       $ 4,035          $  18,092        $ 9,328       $        -        $31,455
      Variable rate                      6,899              1,166            493                -          8,558
Real estate mortgage
      Fixed rate                         4,665             13,891          1,856              112         20,524
      Variable rate                          -                  -              -              404            404
Real estate construction
      Fixed rate                           260                366              -                -            626
      Variable rate                          -                  -              -                -              -
Installment
      Fixed rate                            48                742             15                -            805
      Variable rate                    $     2          $       -        $     -       $        -        $     2

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

  Due to our historic low level of non-performing assets, we have not recognized an additional provision for possible loan losses since 2000. At December 31, 2003, our allowance for loan losses equaled 1.28% of our outstanding loans and 99.6% of the total of non-accrual loans and loans past due 90 days or more and still accruing.

  The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                          December 31,
                                                ------------------------------------------------------------------
                                                 2003           2002         2001            2000           1999
                                                ------         ------       -------        --------       --------
Non-accrual loans                               $  758         $  654       $ 1,629        $    698       $    829
Loans, past due 90 days or more                     44             24           275             998            519
Other real estate owned                              0              0             0               0              0
Percentage of non-performing loans to gross
loans outstanding                                 1.29%          1.14%         3.34%           3.14%          3.06%

  If the above non-accrual loans at December 31, 2003 had been current, interest income for 2003 would have been approximately $22,047 greater than that recorded. Delinquency rates at December 31, 2003 and 2002 primarily were lower than the previous years.

Interest Rate Sensitivity Management

     The accompanying table, a quantification of the Company's interest rate exposure at December 31, 2003, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                                   Interest Rate Sensitivity*
                                      --------------------------------------------------------------------------------------
                                                                  After
                                                     After         One       After
                                                     Three         but       Five
                                        Within     but Within    Within      Years      Greater
                                        Three        Twelve       Five     within 15     then 15    Noninterest
                                        Months       Months       Years       Years       Years       Bearing       Total
                                      ---------    ----------   ---------   ---------   ---------   -----------   ---------
Assets
  Cash & due from banks               $   6,111    $      --    $      --   $      --   $      --    $  10,731    $  16,842
  Federal funds sold                      9,000           --           --          --          --           --        9,000
  Investment securities                      --        2,646       28,394          91          --           --       31,131
  Loans, net (a)                          5,090        9,912       34,258      11,692         516           --       61,468
  Other assets                               --           --           --          --          --        2,327        2,327
                                      ---------    ---------    ---------   ---------   ---------    ---------    ---------
                                      $  20,201    $  12,558    $  62,652   $  11,783   $     516    $  13,058    $ 120,768
                                      =========    =========    =========   =========   =========    =========    =========

Liabilities and stockholders equity
  Total deposits (b)                  $  28,596    $   7,232    $  21,695   $      --   $      --    $  31,891    $  89,414
  Borrowed funds                            606           --           --          --          --           --          606
  Other liabilities                          --           --           --          --          --          265          265
  Stockholders equity                        --           --           --          --          --       30,483       30,483
                                      ---------    ---------    ---------   ---------   ---------    ---------    ---------
                                      $  29,202    $   7,232    $  21,695   $      --   $      --    $  62,639    $ 120,768
                                      =========    =========    =========   =========   =========    =========    =========
Interest rate sensitivity gap
Cumulative interest                      (9,001)       5,326       40,957      11,783         516      (49,581)          --
                                      ---------    ---------    ---------   ---------   ---------    ---------    ---------
                                      $  (9,001)   $  (3,675)   $  37,282   $  49,065   $  49,581    $      --    $      --
                                      =========    =========    =========   =========   =========    =========    =========

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

Unadopted Financial Accounting Standards Board Statements

As of December 31, 2003, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                         (In thousands)
                                                                      Year Ended December 31,
                                              2003                             2002                              2001
                                -----------------------------    ------------------------------     -------------------------------
                                 Average              Average     Average               Average     Average                 Average
                                 Balance               Yield      Balance                Yield       Balance                 Yield
                                 Sheet(2)   Interest   Rate       Sheet(2)    Interest   Rate        Sheet (2)   Interest    Rate
                                ---------   --------  -------    ---------    --------  -------     ----------   --------   --------
Interest-earning assets
  Federal funds sold            $ 19,877    $   178    0.90%     $  20,092    $    287    1.43%     $  21,177    $   801     3.78%
  Money market funds              11,235        115    1.02%            --          --                     --         --
  Investment securities
   taxable                        21,339      1,231    5.77%        31,438       1,879    5.98%        28,369      2,015     7.10%
  Loans, net                      60,203      5,187    8.62%        56,463       5,400    9.56%        53,136      5,382    10.13%
                                --------    -------    ----      ---------    --------    ----      ---------    -------    -----
                                $112,654    $ 6,711    5.96%     $ 107,993    $  7,566    7.01%     $ 102,682    $ 8,198     7.98%
                                            -------    ----                   --------    ----                   -------    -----
Noninterest-earning assets
  Deposits in bank                 9,355                             7,488                              6,884
  Other (1)                        2,241                             2,715                              3,205
                                --------                         ---------                          ---------
                                $124,250                         $ 118,196                          $ 112,771
                                ========                         =========                          =========
Interest-bearing liabilities
  Savings deposits              $ 17,419    $    86    0.49%     $  16,821    $    138    0.82%     $  13,621    $   240     1.76%
  Demand deposits                 34,128        176    0.52%        32,667         272    0.83%        30,556        620     2.03%
  Time deposits                   11,969        236    1.97%        12,072         306    2.53%        14,050        598     4.26%
  Short term debt                    179          2    1.12%           277           4    1.44%           258          9     3.49%
                                --------    -------    ----      ---------    --------    ----      ---------    -------    -----
                                  63,695        500    0.78%        61,837         720    1.16%        58,485      1,467     2.51%
                                            -------    ----                   --------    ----                   -------    -----
Noninterest-bearing
  Demand deposits                 30,801                            28,475                             28,481
  Other                              543                               652                                687
                                --------                         ---------                          ---------
                                  95,039                            90,964                             87,653
Stockholders' equity              29,211                            27,232                             25,118
                                --------                         ---------                          ---------
                                $124,250                         $ 118,196                          $ 112,771
                                ========                         =========                          =========
Interest Rate Spread                                   5.18%                              5.85%                              5.47%
                                                       ====                               ====                              =====
Net yield on total
   earning assets               $112,654    $ 6,211    5.51%     $ 107,993   $   6,846    6.34%     $ 102,682   $  6,731     6.56%
                                ========    =======    ====      =========    ========    ====      =========    =======    =====

(1) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(2)      Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 2003, 2002, and 2001 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.


                                                                                (In thousands)
                                                         2003 Versus 2002                              2002 Versus 2001
                                                       Increase (Decrease)                           Increase (Decrease)
                                                        Due to Changes in                             Due to Changes in
                                              -------------------------------------------------------------------------------------
                                                           Average           Total                         Average          Total
                                              Average       Yield/         Increase        Average         Yield/          Increase
                                               Volume       Ratio         (Decrease)        Volume          Ratio         (Decrease)
                                             --------     ---------       ----------       ---------      ---------       ----------
Interest and dividend income
  Federal funds sold & money mkt             $   126      $  (120)         $     6          $   (16)      $  (498)         $  (514)
  Investment securities
    taxable                                      (45)        (603)            (648)             195          (331)            (136)
  Loans, net                                     365         (578)            (213)             364          (346)              18
                                             -------      -------          -------          -------       -------          -------

  Total interest income                          446       (1,301)            (855)             543        (1,175)            (632)
                                             -------      -------          -------          -------       -------          -------

Interest expense
  Savings deposits                                 3          (55)             (52)              30          (132)            (102)
  Demand deposits                                  8         (104)             (96)              19          (367)            (348)
  Time deposits                                   --          (70)             (70)             (60)         (232)            (292)
  Short term debt                                 (1)          (1)              (2)              --            (5)              (5)
                                             -------      -------          -------          -------       -------          -------

  Total interest expense                          10         (230)            (220)             (11)         (736)            (747)
                                             -------      -------          -------          -------       -------          -------

  Changes to net interest income             $   436      $(1,071)         $  (635)         $   554       $  (439)         $   115
                                             -------      -------          -------          -------       -------          -------

Investment Portfolio

The following table shows the net carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                                                2003        2002          2001           2000           1999
                                             ---------    --------     ----------      --------      ---------
Obligations of other U.S.
   Government agencies                       $  29,081    $ 25,969     $   32,964      $ 20,410      $ 21,013
Other securities                                 2,050       1,950          1,950         1,950         1,650
                                             ---------    --------     ----------      --------      --------
        Total investment
           securities                        $  31,131    $ 27,919     $   34,914      $ 22,360      $ 22,663
                                             =========    ========     ==========      ========      ========

Maturities and Average Weighted Yields of Investment Securities

The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 2003 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.

                                        Due Under 1 Year            Due 1-5 Years           Due 5-10 Years       Due Over 10 Years
                                      --------------------      --------------------      ------------------     ------------------
                                        Amount      Yield        Amount       Yield        Amount     Yield      Amount      Yield
                                      ---------     ------      --------      ------      --------    ------     ------      ------
Obligations of other U.S.
  Government agencies                 $   1,996     6.50%       $ 26,994      4.04%       $    --      0.00%     $   91      2.45%

Other securities                            650     7.50%          1,400      6.62%            --      0.00%         --      0.00%
                                      ---------     ----        --------      ----        -------      ----      ------      ----
  Total investment
   securities                         $   2,646     6.75%       $ 28,394      4.17%       $    --      0.00%     $   91      2.45%
                                      =========     ====        ========      ====        =======      ====      ======      ====

Loan Portfolio

  The following tables set forth the composition of the Company's loan portfolio as of the dates indicated (in thousands):

                                                             December 31,
                                      2003          2002         2001      2000             1999
                                    --------      --------     --------  --------         --------
Types of loans
  Commercial and financial          $ 40,013      $ 31,362     $ 25,902  $ 18,484         $ 10,634
  Real estate- mortgage               20,928        25,543       25,650    25,383           27,785
  Real estate- construction              626         1,855        4,571     9,073            4,332
  Installment                            807           681          847     1,017            1,259
                                    --------      --------     --------  --------        ---------
    Total loans                     $ 62,374      $ 59,441     $ 56,970  $ 53,957        $  44,010
                                    ========      ========     ========  ========        =========

  Except for loans included in the above table there were no loans at December 31, 2003 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 2003, the total loan portfolio was approximately $61.5 million. As of the same date, the commercial loan portfolio totaled approximately $40 million. There are no concentrations exceeding ten percent of total loans.

  A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions.

  Summary of Loan Loss Experience

  For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance that has been charged to income.

                                                                        (In Thousands)
                                           ------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                           ------------------------------------------------------------------------------
                                             2003                2002             2001              2000           1999
                                           -------             --------        ---------           ------         -------
Balance at beginning of period             $  800              $  800          $   800             $ 800          $  801
Charge-offs
   Commercial & financial                       9                  --              130               196              --
   Real estate- mortgage                       --                  --               --                50              56
   Real estate- construction                   --                  --               --                --              --
   Installment                                  5                  33               --                12               3
                                           ------              ------          -------             -----          ------
                                               14                  33              130               258              59
                                           ------              ------          -------             -----          ------

Recoveries
   Commercial & financial                     200                 107               --                --              65
   Real estate- mortgage                       20                 136              254                --              22
   Real estate- construction                   --                  --               --                --              --
   Installment                                  1                   2               --                --              34
                                           ------              ------          -------             -----          ------
                                              221                 245              254                --             121
                                           ------              ------          -------             -----          ------
Net charge-offs                              (207)               (212)            (124)                0             (62)

Additional charges (recoveries)
to operations                                (207)               (212)            (124)              258             (63)
                                           ------              ------          -------             -----          ------
Balance at end of period                   $  800              $  800          $   800             $ 800          $  800
                                           ======              ======          =======             =====          ======
                                                                                                                      19
Ratio of net charge-offs during
the period to average loans
outstanding during the period               (.344%)             (.375%)          (.233%)            .543%          (.002%)
                                           ======              ======          =======             =====          ======

Allocation of the Allowance for Loan Losses

                                             Commercial
                                                Real           Real           Real
                                               Estate         Estate         Estate
     December 31,           Commercial        Mortgage       Mortgage     Construction      Installment       Total
     -----------            ----------       ----------    -----------    ------------      -----------      --------
2003
  Amount                     $    512           200        $      72       $       8          $     8        $   800
  Percentage of total              64%           25%               9%              1%               1%           100%
2002
  Amount                          424           184              160              24                8            800
  Percentage of total              53%           23%              20%              3%               1%           100%
2001
  Amount                          360           192              168              64               16            800
  Percentage of total              45%           24%              21%              8%               2%           100%
2000
  Amount                          272           192              184             136               16            800
  Percentage of total              34%           24%              23%             17%               2%           100%
1999
  Amount                          192           216              288              80               24            800
  Percentage of total              24%           27%              36%             10%               3%           100%

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

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

                                2003            2002          2001        2000          1999
                              -------         -------       -------     --------      --------
Non-interest bearing:         $31,891         $32,931       $29,118     $27,906       $25,353
  Demand deposits
Interest bearing:
  Savings deposits             21,458          15,051        15,460      15,701        12,728
  Time deposits                11,867          11,732        12,719      15,724        21,066
  NOW demand deposits          24,198          33,607        24,331      34,080        26,151
                              -------         -------       -------     -------       -------
    Total deposits            $89,414         $93,321       $81,628     $93,411       $85,298
                              =======         =======       =======     =======       =======

The maturities of time deposits of $100,000 or more at December 31, 2003 are summarized as follows:

Under 3 months                         $  1,981
3 to 6 months                             1,353
6 to 12 months                            1,898
Over 12 months                              100
                                       --------
                                       $  5,332
                                       ========

  Return on Equity and Assets

  The following are selected ratios for the years ended December 31,

                             2003    2002     2001     2000    1999
                            -----    ----     ----     ----    ----
Return on assets            1.48%    1.64%    1.62%    1.46%   1.21%
Return on equity            6.30%    7.14%    7.27%    6.96%   6.19%

Average equity to
   average assets          23.51%   23.04%   22.27%   20.97%  20.20%

Dividend payout ratio       0.00%    0.00%    0.00%    0.00%   0.00%

  Short-term borrowing

  Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 2003, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This information is included with item 7 - Management's discussion and analysis of financial condition and results of operations.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 contain the information required by Item 8 and that information is incorporated herein following corporate officers corporate certifications page 24.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  ITEM 9A. CONTROLS AND PROCEDURES

  With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Apart from certain information set forth below, the information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the captions "Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance of the Company - Audit and Finance Committee-Audit Committee Financial Expert."

  The following table sets forth information about our executive officers who are not also directors:

Name, Position with Registrant                                          Principal Occupation During
          and Age                           Officer Since                       Past Five Years
------------------------------              -------------               ----------------------------
Roman Gumina, Chief Operating                   1987                         Officer of the Bank
Officer, 44
Thomas A. Fornale, Secretary &                  1989                         Officer of the Bank
Treasurer, 65

  We have a code of conduct that applies to all Directors, officers and employees, including our principal executive officer and principal financial officer (who is also our principal accounting officer). Our code of conduct governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. A copy of our code of conduct has been filed as an exhibit to this annual report on Form 10-K.

  Our Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit and Finance, Compensation and Nominating/Governance Committees of the Board of Directors.

  You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

                             Brunswick Bank & Trust
                              c/o Brunswick Bancorp
                              439 Livingston Avenue
                             New Brunswick, NJ 08901
                            Telephone: 1-732-247-5800

  ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the captions "Executive Compensation," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation."

  The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

  Equity Compensation Plan Information

                                                                                                         Number of
                                                                                                        securities
                                                                                                         remaining
                                                                                                       available for
                                                                                                          future
                                                             Number of               Weighted -          issuance
                                                          securities to be            average          under equity
                                                            issued upon               exercise         compensation
                                                            exercise of               price of             plans
                                                            outstanding             outstanding         (excluding
                                                              options,                options,          securities
                                                            warrants and              warrants         reflected in
           Plan category                                       rights                and rights           column
-----------------------------------------                 ----------------          ------------       --------------
Equity compensation plans approved
by security holders                                           149,700                $ 9.09                 -0-

Equity compensation plans not approved by
security holders                                                   -0-                   -0-                -0-
                                                              -------                ------                 ---
Total                                                         149,700                $ 9.09                 -0-
                                                              =======                ======                 ===

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS.

  The Proxy Statement will contain under the caption "Beneficial Ownership of Common Stock by Management and Principal Shareholders" the information required by Item 12 and that information is incorporated herein by reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Proxy Statement will contain under the caption "Certain Transactions with Management and the caption "Compensation Committee Interlocks and Insider Participation" the information required by Item 13 and that information is incorporated herein by reference.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

  The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the caption "Our Relationship with Our Independent Auditors."

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)(1)&(2)        Financial Statements and
                  Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 2003, 2002 and 2001 are following signature page number 25.

Independent Auditors' Report

Consolidated Statements of Financial Condition - Years Ended December 31, 2003 and 2002

Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements - Years Ended December 31, 2003 and 2002.

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

                                 (b) Non-Qualified Deferred Compensation Plan dated as of January 1, 2001 for Carmen
                                        J. Gumina. Incorporated by reference to
                                        Form 10-K for the year ended December
                                        31, 2001.

                                 (c) Non-Qualified Deferred Compensation Plan dated as of January 1, 2001 for Roman T. Gumina. Incorporated by reference to Form 10-K for the year ended December 31, 2001.

                           (14)         Code of Ethics

                           (21) Subsidiaries of Brunswick Bancorp, Incorporated by reference to
                                        Registration Statement on Form S-14
                                        filed on June 20, 1985.

                           (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

                           (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

                           (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

                           (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP

/s/ Carmen Gumina
------------------------------
By: Carmen Gumina
Chairman of the Board

March 23, 2004
------------------------------
Dated:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed- below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                                 Title                             Date
         ---------                                 -----                             ----
/s/ Bruce Arbeiter
------------------------------                                                  March 23, 2004
Bruce Arbeiter                                    Director,
                                                  Vice Chairman
/s/ Joseph DeMarco
------------------------------                                                  March 23, 2004
Joseph DeMarco                                    Director

/s/ Dominick Faraci
------------------------------                                                  March 23, 2004
Dominick Faraci                                   Director

/s/ Carmen J. Gumina
------------------------------                                                  March 23, 2004
Carmen J. Gumina                            Chief Executive Officer,
                                            Chairman of the Board
                                            (Principal Executive Officer)

/s/ Phillip W. Barrood
------------------------------                                                  March 23, 2004
Phillip W. Barrood                                Director

/s/ Michael Kaplan
------------------------------                                                  March 23, 2004
Michael Kaplan                                    Director

/s/ Richard A. Malouf
------------------------------                                                  March 23, 2004
Richard A. Malouf                                 Director

/s/ James V. Gassaro
------------------------------                                                  March 23, 2004
James V. Gassaro                                  Director

/s/ Frederick Perrine
------------------------------                                                  March 23, 2004
Frederick Perrine                                 Director

/s/ Robert Sica
------------------------------                                                  March 23, 2004
Robert Sica                                       Director

/s/ Frank Gumina Jr.
------------------------------                                                  March 23, 2004
Frank Gumina Jr.                                  Director

/s/ Gary S. Russo
------------------------------                                                  March 23, 2004
Gary S. Russo                                     Director

/s/ Thomas A. Fornale
------------------------------                                                  March 23, 2004
Thomas A. Fornale                           Secretary-Treasurer Controller,
                                            (Principal Accounting/Financial
                                            Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                               FINANCIAL STATEMENT
                                   YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
INDEPENDENT AUDITOR'S REPORT                                                1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                        2

         Consolidated Statements of Income                                  3

         Consolidated Statements of Stockholders' Equity                    4

         Consolidated Statements of Cash Flows                              5

         Notes to Consolidated Financial Statements                         6-23

                               MICHAEL R. FERRARO

                          CERTIFIED PUBLIC ACCOUNTANT

                                  278 ROUTF 34
                               MATAWAN, NJ 07747

MICHAEL R. FERRARO                                                (732) 583-6500
MEMBER OF AICPA, NJSCPA                                       FAX (732) 583-0559
                                                            mrfcpa@optonline.net

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES

I have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Bancorp's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael R. Ferraro
------------------------
Michael R. Ferraro, CPA
February 5, 2003
Matawan, NJ

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                                       2003                      2002
                                                                                   ------------             -------------
ASSETS
     Cash and due from banks                                                       $ 16,842,265             $   8,629,080
     Federal funds sold                                                               9,000,000                25,000,000
                                                                                   ------------             -------------
         Total cash and cash equivalents                                             25,842,265                33,629,080

     Securities held to maturity                                                     31,131,046                27,919,222

  Loans                                                                              62,268,161                59,319,930
     Allowance for loan losses                                                         (800,000)                 (800,000)
                                                                                   ------------             -------------
         Net loans                                                                   61,468,161                58,519,930

     Premises and equipment, net                                                        799,922                 1,204,755
     Accrued interest receivable                                                        536,161                   809,817
     Other assets                                                                       991,245                   624,030
                                                                                   ------------             -------------
         TOTAL ASSETS                                                              $120,768,800             $ 122,706,834
                                                                                   ============             =============
LIABILITIES AND STOCKHOLDERS EQUITY
  Deposits
     Non-interest bearing                                                          $ 31,890,613             $  32,931,180
     Interest bearing                                                                57,523,877                60,389,845
                                                                                   ------------             -------------
         Total deposits                                                              89,414,490                93,321,025
     Borrowed funds                                                                     606,582                   610,615
     Accrued interest payable                                                            76,953                   112,904
     Other liabilities                                                                  187,593                   373,580
                                                                                   ------------             -------------
         TOTAL LIABILITIES                                                           90,285,618                94,418,124
                                                                                   ------------             -------------
STOCKHOLDERS' EQUITY
  Preferred stock-no stated value
    10,000,000 shares authorized and no shares issued and outstanding at
    December 31, 2003 and 2002.
  Common stock - no par value
    10,000,000 shares authorized; 2,111,722 and
    2,094,875 shares issued and outstanding at
    December 31, 2003 and 2002.                                                       4,223,444                 4,189,750
   Additional paid-in capital                                                         2,712,139                 2,592,694
   Retained earnings                                                                 24,254,899                22,415,485
   Deferred stock compensation                                                         (707,300)                 (812,600)
   Treasury stock at cost, 0 and 10,553 shares
     at December 31, 2003 and 2002.                                                           -                   (96,619)
                                                                                   ------------             -------------
         TOTAL STOCKHOLDERS' EQUITY                                                  30,483,182                28,288,710
                                                                                   ------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                          $120,768,800             $ 122,706,834
                                                                                   ============             =============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                   2003             2002              2001
                                                               ------------     ------------      ------------
INTEREST INCOME
 Interest on loans                                             $  5,186,656     $  5,400,235      $  5,382,173
 Interest on investments                                          1,230,794        1,878,728         2,015,157
 Interest on federal funds sold                                     178,452          287,243           800,610
 Interest on deposits with banks                                    115,548                -                 -
                                                               ------------     ------------      ------------

     TOTAL INTEREST INCOME                                        6,711,450        7,566,206         8,197,940
                                                               ------------     ------------      ------------

INTEREST EXPENSE
 Interest on deposits                                               498,237          716,178         1,458,149
 Interest on borrowed funds                                           1,683            3,902             9,176
                                                               ------------     ------------      ------------

      Total interest expense                                        499,920          720,080         1,467,325
                                                               ------------     ------------      ------------
     NET INTEREST INCOME                                          6,211,530        6,846,126         6,730,615

Provision for credit recoveries                                    (207,752)        (211,885)         (124,120)
                                                               ------------     ------------      ------------

   NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES              6,419,282        7,058,011         6,854,735
                                                               ------------     ------------      ------------

OTHER INCOME
 Service charges on deposit accounts                                672,332          716,276           675,313
 Other service charges and fees                                     231,684          222,373           219,084
 Other income                                                        49,423           29,064            51,751
                                                               ------------     ------------      ------------

   TOTAL OTHER INCOME                                               953,439          967,713           946,148
                                                               ------------     ------------      ------------

OTHER EXPENSES
 Salaries and employee benefits                                   2,618,575        2,587,379         2,669,504
 Occupancy expenses                                                 733,192          735,592           724,871
 Equipment expenses                                                 186,263          202,226           222,377
 Other expenses                                                     988,409        1,222,021         1,184,819
                                                               ------------     ------------      ------------

   TOTAL OTHER EXPENSES                                           4,526,439        4,747,218         4,801,571
                                                               ------------     ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE                                  2,846,282        3,278,506         2,999,312
Income tax expense                                                1,006,868        1,334,516         1,174,030
                                                               ------------     ------------      ------------
   NET INCOME                                                  $  1,839,414     $  1,943,990      $  1,825,282
                                                               ============     ============      ============
NET INCOME PER SHARE OF COMMON STOCK:
 Basic Earnings per share                                      $       0.91     $       0.96      $       0.91
                                                               ============     ============      ============
 Diluted Earnings per share                                    $       0.88     $       0.95      $       0.90
                                                               ============     ============      ============
 Average shares outstanding-basic                                 2,021,597        2,019,256         2,009,572
                                                               ============     ============      ============
 Average shares outstanding-diluted                               2,087,837        2,045,624         2,038,991
                                                               ============     ============      ============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                               ADDITONAL                       DEFERRED
                                                 COMMON         PAID-IN         RETAINED        STOCK       TREASURY
                                                 STOCK          CAPITAL         EARNINGS     COMPENSATION     STOCK       TOTAL
                                              -----------      ----------      -----------   ------------   --------  ------------
Balance December 31, 2000                     $ 3,729,064      $2,621,380      $18,647,756    $ (580,400)   $(91,774) $ 24,326,026

 Net income for 2001                                    -               -        1,825,282             -           -     1,825,282

 Deferred stock compensation                       80,000         352,000                -      (432,000)          -             -

 Amortization of deferred stock compensation            -               -                -        94,500           -        94,500
                                              -----------      ----------      -----------    ----------    --------  ------------
Balance December 31, 2001                       3,809,064       2,973,380       20,473,038      (917,900)    (91,774)   26,245,808

 Net income for 2002                                    -               -        1,943,990             -           -     1,943,990

 Stock dividend                                   380,686        (380,686)          (1,543)            -           -        (1,543)

Amortization of deferred stock compensation             -               -                -       105,300           -       105,300

 Purchase of treasury stock                             -               -                -                    (4,845)       (4,845)
                                              -----------      ----------      -----------    ----------    --------  ------------
Balance December 31, 2002                       4,189,750       2,592,694       22,415,485      (812,600)    (96,619)   28,288,710

 Net income for 2003                                    -               -        1,839,414             -           -     1,839,414

 Amortization of deferred stock compensation            -               -                -       105,300           -       105,300

 Proceeds from issuance of

 common stock-stock option plan                    33,694         119,445                -             -      96,619       249,758
                                              -----------      ----------      -----------    ----------    --------  ------------

Balance December 31, 2003                     $ 4,223,444      $2,712,139      $24,254,899    $ (707,300)   $      -  $ 30,483,182
                                              ===========      ==========      ===========    ==========    ========  ============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                              2003             2002             2001
                                                                          ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                               $  1,839,414     $  1,943,990     $  1,825,282
 Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                                                122,466          133,996          179,859
  Net accretion of securities discounts and premiums                          (171,958)        (109,134)        (100,075)
  Amortization of deferred stock compensation                                  105,300          105,300           94,500
  Provision for credit recoveries                                             (207,752)        (211,885)        (124,120)
  Gain on sale of premises and equipment                                       (22,833)         (10,664)         (31,173)
  Net change in:
   Accrued interest receivable                                                 273,656          329,557          (92,767)
   Accrued interest payable                                                    (35,951)         (64,665)         (55,311)
   Other assets                                                               (317,203)         (85,215)          86,833
   Other liabilities                                                          (185,987)         125,256          111,857
                                                                          ------------     ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,399,152        2,156,536        1,894,885
                                                                          ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of investment securities                                       46,725,000       24,000,000        9,465,000
  Principal repayments on investment securities                                 60,134           87,830           81,908
  Purchase of investment securities                                        (49,825,000)     (16,984,326)     (22,000,000)
  Net change in loans receivable                                            (2,740,479)      (2,217,409)      (2,942,285)
  Acquisitions of premises and equipment                                       (72,113)        (150,735)        (129,052)
  Proceeds from sale of premises and equipment                                 327,301           79,162          893,623
                                                                          ------------     ------------     ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (5,525,157)       4,814,522      (14,630,806)
                                                                          ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                                         -           (4,845)               -
  Cash in lieu of fractional shares                                                  -           (1,543)               -
  Proceeds from issuance of common stock-stock option plan                     249,758                -                -
  Increase (decrease) in non-interest bearing deposits                      (1,040,567)       3,813,014        1,211,804
  Increase (decrease) in interest bearing deposits                          (2,865,968)       7,880,510      (12,995,164)
  Increase (decrease) in borrowed funds                                         (4,033)         (93,867)         312,164
                                                                          ------------     ------------     ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (3,660,810)      11,593,269      (11,471,196)
                                                                          ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (7,786,815)      18,564,327      (24,207,117)
Cash and cash equivalents at January 1                                      33,629,080       15,064,753       39,271,870
                                                                          ------------     ------------     ------------
Cash and cash equivalents at December 31                                  $ 25,842,265     $ 33,629,080     $ 15,064,753
                                                                          ============     ============     ============
SUPPLEMENTAL INFORMATION:
     Cash paid during the year for interest                               $    535,871     $    754,111     $  1,467,908
     Cash paid during the year for income taxes                           $  1,078,641     $  1,339,615     $  1,105,950
SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
     Transfer of premises and equipment to other assets                   $     50,011     $          -     $          -

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $16,615, $29,641 and $84,323 in 2003, 2002 and 2001, respectively.

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

Stock Repurchase Program

In November 2003, the Company's Board of Directors approved a stock repurchase program whereby up to $5,000,000 of common stock may be purchased from time to time at the discretion of management. As of December 31, 2003, the Company has not purchased any shares. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Reclassification

Certain amounts for the year ended December 31, 2002 and 2001, have been reclassified to conform to the current year's presentation.

Impact of New Accounting Standards

FIN 45 In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position. The Company has provided additional disclosure with respect to guarantees in
Note 14.

FIN 46 In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first fiscal quarter of 2004. Variable interest entities (VIEs) are entities that lack sufficient equity

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risk and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

EITF 00-21 The Company adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) in the fiscal fourth quarter of 2003. This new accounting rule addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes.

SFAS 149 In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of SFAS 149 in the fiscal fourth quarter of 2003 did not have a material impact on the Company's results of operation or financial position.

SFAS 150 In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the fiscal fourth quarter of 2003 did not have a material impact on the company's results of operation or financial position.

SFAS 132 (Revised) In December 2003, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 132 (SFAS 132 Revised), Amendment of Statement 132 on Employers' Disclosures about Pensions and Other Postretirement Benefits. This amends FASB Statements No. 87, 88, and
106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefits cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The adoption of SFAS 132 (Revised) in the fiscal fourth quarter of 2003 did not have a material impact on the Company's results of operation or financial position.

NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2003 and 2002 were $3,429,000 and $2,616,000, respectively.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES HELD TO MATURITY

The amortized cost of securities and their approximate fair values are as follows:

                                                     Gross       Gross
                                   Net Carrying   Unrealized   Unrealized        Fair
                                       Value         Gains       Losses          Value
                                   ------------    ---------    ---------    ------------
December 31, 2003
U.S.Government and
 agency securities                 $ 29,081,046    $ 130,673    $ (87,636)   $ 29,124,083
Other securities                      2,050,000            -            -       2,050,000
                                   ------------    ---------    ---------    ------------
    Totals                         $ 31,131,046    $ 130,673    $ (87,636)   $ 31,174,083
                                   ============    =========    =========    ============

December 31, 2002
U.S.Government and
agency securities                  $ 25,969,222    $ 567,020    $       -    $ 26,536,242
Other securities                      1,950,000            -            -       1,950,000
                                   ------------    ---------    ---------    ------------
    Totals                         $ 27,919,222    $ 567,020    $       -    $ 28,486,242
                                   ============    =========    =========    ============

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2003 and 2002 are as follows:

                                                 2003                          2002
                                    ---------------------------   -----------------------------
                                    Net Carrying       Fair        Net Carrying        Fair
                                        Value          Value           Value           Value
                                    ------------    -----------    ------------    ------------
Due in one year or less              $ 2,645,792    $ 2,710,625    $  5,150,000    $  5,213,750
Due after one year through
five years                            28,394,160     28,378,750      22,257,382      22,632,500
Due after five years through
ten years                                      -              -         500,000         500,000
Due after ten years                       91,094         84,708          11,840         139,992
                                    ------------    -----------    ------------    ------------
Totals                              $ 31,131,046    $31,174,083    $ 27,919,222    $ 28,486,242
                                    ============    ===========    ============    ============

Expected maturities will differ from contractual maturities because issuers may have the righ to call or prepay obligations with or without call or prepayment penalties.

Securities, carried at $28,989,952 and $25,957,382 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

Loans at December 31, 2003 and 2002 are summarized as follows:

                                                   2003              2002
                                               ------------      ------------
Commercial                                     $ 40,013,237      $ 31,362,179
Real estate construction                            626,497         1,855,278
Commercial real estate                           15,459,054        13,607,021
Residential real estate                           5,468,782        11,935,640
Consumer                                            806,893           681,175
                                               ------------      ------------
                                                 62,374,463        59,441,293
Less
 Allowance for credit losses                        800,000           800,000
 Unearned fees                                      106,302           121,363
                                               ------------      ------------
                                               $ 61,468,161      $ 58,519,930
                                               ============      ============

An analysis of the change in the allowance for credit losses follows:

                                                  2003           2002           2001
                                               ---------      ---------      ---------
Balances at beginning of year                  $ 800,000      $ 800,000      $ 800,050
 Provision for losses (reversal of)             (207,752)      (211,885)      (124,120)
 Recoveries on loans                             221,164        245,548        254,002
 Loans charged-off                               (13,412)       (33,663)      (129,932)
                                               ---------      ---------      ---------
Balances at year end                           $ 800,000      $ 800,000      $ 800,000
                                               =========      =========      =========

At December 31, 2003 and 2002, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB No.114 and No.118, amounted to approximately $396,183 and $1,317,581, respectively. The average recorded investment in impaired loans amounted to approximatley $858,971, $1,526,559 and $1,713,618 for the years ended December 31, 2003, 2002 and 2001, respectively. The allowance for loan losses related to impaired loans amounted to approximately $7,312 and none at December 31, 2003 and 2002, respectively. Interest Income on impaired loans of $21,519, $15,703 and $32,728, was recognized for cash payments received in 2003, 2002 and 2001, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

NOTE 5 - PREMISES AND EQUIPMENT, NET

A summary of premises and equipment at December 31, 2003 and 2002 follows:

                                                  2003            2002
                                               ---------      -----------
Cost
 Land                                         $  300,705      $   516,927
 Bank premises                                   646,826          744,499
 Furniture and equipment                       1,221,449        1,189,920
 Leasehold improvements                          183,023          183,023
                                              ----------      -----------
                                               2,352,003        2,634,369
Accumulated depreciation                       1,552,081        1,429,614
                                              ----------      -----------
                                              $  799,922      $ 1,204,755
                                              ==========      ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEPOSITS

Deposit account balances at December 31, 2003 and 2002, are summarized as follows:

                                                     2003              2002
                                                ------------       ------------
Non-interest bearing                            $ 31,890,613       $ 32,931,180
Interest-bearing demand                           24,198,183         33,607,117
                                                ------------       ------------
                                                  56,088,796         66,538,297
Savings deposits                                  21,458,393         15,050,551
Certificates of deposit under $100,000             6,534,474          4,409,580
Certificates of deposit over $100,000              5,332,827          7,322,597
                                                ------------       ------------
                                                $ 89,414,490       $ 93,321,025
                                                ============       ============

Certificates of deposit over $100,000 are not isured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2003 and 2002, Certificates and other time deposits have the following schedule of maturities:

                                2003                2002
                            ------------        ------------
2003                        $          -        $ 11,645,937
2004                          11,629,701              36,760
2005                             237,600              49,480
                            ------------        ------------
                            $ 11,867,301        $ 11,732,177
                            ============        ============

NOTE 7 - BORROWED FUNDS

Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgage backed securities.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $133,906, $124,282 and $111,001, for 2003, 2002 and 2001, respectively.

The Bank established a non-qualified deferred compensation plan covering key employees of the bank. This plan makes discretionary incentive contributions and the benefits are vested over a 5 year period. The amount funded was $192,000, for each of years 2003, 2002 and 2001.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares were recorded at the market values on the dates of issuance as deferred compensation and the related amounts are being amortized to operations over the respective vesting periods. Compensation expense for the years ended December 31, 2003, 2002, and 2001 related to these shares of restricted stock, were $105,300, $105,300 and $94,500, respectively.

NOTE 9 - INCOME TAXES

The consolidated provision for income taxes consists of the following:

                                         2003             2002             2001
                                     -----------       ----------       ----------
Income tax expense
 Current tax expense
    Federal                          $   876,473       $1,214,883       $  942,215
    State                                190,602          211,100          160,380
 Deferred tax (benefit)                  (60,207)         (91,467)          71,435
                                     -----------       ----------       ----------
                                     $ 1,006,868       $1,334,516       $1,174,030
                                     ===========       ==========       ==========

The provision for federal income tax differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                               2003             2002             2001
                                           -----------       ----------       ----------
Federal Statutory income tax at 34%        $   967,736       $1,114,692       $1,019,766
Effect on tax rate of:
     Tax-exempt securities                      (7,374)          (8,452)          (2,897)
     State taxes                               116,854          139,326          105,851
     Other                                     (70,348)          88,950           51,310
                                           -----------       ----------       ----------
                                           $ 1,006,868       $1,334,516       $1,174,030
                                           ===========       ==========       ==========

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                    2003            2002            2001
                                                  --------        --------        ---------
Deferred tax assets
   Allowance for loan losses                      $ 182,521      $ 195,300        $ 180,670
   Deferred compensation                            429,240        358,134          314,339
Deferred tax liabilities
   Depreciation                                      (5,779)        (7,659)          (2,159)
                                                  ---------      ---------       ----------
   Net deferred tax assets,
   included in other assets                       $ 605,982      $ 545,775        $ 492,850
                                                  =========      =========       ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK SPLITS AND DIVIDENDS

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

In April 2000 the Company granted stock options for 191,500 shares at an exercise price of $10.00 per share, in March 2002 there was a 10% stock dividend to the shareholders. This created a total granted stock options for 210,650 shares at an exercise price of $9.09 per share. As of December 31, 2003, 150,700 shares were available to be exercised, and 27,400 shares were exercised. The Stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

      Assumption                 2003           2002            2001
      ----------                 ----           ----            ----
Dividend yield                       0%             0%            0%
Risk-free interest rate          2.625%         4.475%        4.625%
Expected volatility             12.627%        21.378%       14.825%
Expected life 5 years

The Company applies APB Opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:

            Net Income                                     2003                2002            2001
            ----------                                     ----                ----            ----
As reported                                             $1,839,414          $ 1,943,990     $1,825,282
Less: Stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects.                        142,854              142,854        142,854
                                                        ----------          -----------     ----------
       Pro forma                                        $1,696,560          $ 1,801,136     $1,682,428
                                                        ==========          ===========     ==========

Basic earnings per share
        As reported                                     $      .91          $       .96     $      .91
                                                        ==========          ===========     ==========
        Pro forma                                       $      .82          $       .89     $      .84
                                                        ==========          ===========     ==========
Diluted earnings per share
       As reported                                      $      .88          $       .95     $      .90
                                                        ==========          ===========     ==========
       Pro forma                                        $      .81          $       .88     $      .83
                                                        ==========          ===========     ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the options granted and exercised under the Plan, during the periods indicated and their respective weighted average exercise price:

                                   2003                         2002                      2001
                                   ----                         ----                      ----
                                         Weighted                    Weighted                   Weighted
                          Number of       Average     Number of       Average    Number of      Average
                           Shares     Exercise Price   Shares     Exercise Price   Shares    Exercise Price
                          ---------   --------------  ---------   -------------- ---------   --------------
Outstanding at             188,375       $   9.09      195,800        $ 9.09      210,650        $ 9.09
beginning of year
Granted                      7,425              -            -             -            -             -
Exercised                  (27,400)             -            -             -            -             -
Forfeited                  (18,700)          9.09       (7,425)         9.09      (14,850)         9.09
                          --------       --------       ------        ------      -------        ------
Outstanding at
end of year                149,700       $   9.09      188,375        $ 9.09      195,800        $ 9.09
                          ========       ========      =======        ======      =======        ======

Options exercisable
at year end                119,760                     113,025                     78,320
                          ========                     =======                    =======

NOTE 12- RELATED PARTIES

The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

Loans - Related parties were indebted to the Company for loans as follows:

                                     December 31,
                              ---------------------------
                                  2003          2002
                                  ----          ----
Beginning balance             $ 9,670,458   $  5,227,941
Additional loans               10,250,466      7,065,135
Collection of principal        (7,525,798)    (2,622,618)
                              -----------   ------------
Ending balance                $12,395,126   $  9,670,458
                              ===========   ============

Rent - Two operating locations of the Bank are leased from a related party. Rent paid to that party totaled $520,462, $444,417 and $402,122 for the years ended December 31, 2003, 2002 and 2001, respectively, at terms which are considered by management to be no less favorable than an arm's length agreement.

Other - The Company engages in routine operating transactions with entities related to directors. These transactions are in the normal course of business and are immaterial to operations.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments to these related parties as of December 31, 2003, are as follows:

                     Total
   Year             Amounts           Aaron Road      Livingston Avenue
----------        ------------        -----------     -----------------
   2004           $    399,857        $    80,000       $     319,857
   2005                411,053             81,600             329,453
   2006                423,384             84,048             339,336
   2007                436,085             86,569             349,516
   2008                449,168             89,166             360,002
Thereafter           2,152,270          1,399,541             752,729
                  ------------        -----------       -------------
                  $  4,271,817        $ 1,820,924       $   2,450,893
                  ============        ===========       =============

In May 2001, the Company sold the Aaron Road building to its chief executive officer for $775,000 in cash, which was approved by the Company's Board of Directors. The sales price was close to book value, resulting in a small gain and was in excess of the appraised values by approximately $145,000.

In July 2003, the Company sold the Monroe property to its chief executive officer for $330,000 in cash, which was approved by the Company's Board of Directors. The sales price was close to book value, resulting in a small gain and was in excess of the appraised values by approximately $ 50,000.

Loan participations sold - Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 2003 and 2002, these loans totaled $1,598,172 and $2,130,718, respectively.

Deposits - The Company is indebted to certain related parties for bank deposits made in the ordinary course of business. Rates and terms of these deposits are comparable to those offered to unrelated depositors.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included, in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk are as follows at December 31, 2003.

Commitments to extend credit                           $ 5,244,513
Letters of credit                                          488,833
Commercial lines of credit                                 240,000
Consumer lines of credit                                 1,806,757
                                                       -----------
                                                       $ 7,780,103
                                                       ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 2003 or 2002.

The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersey, for the purpose of constructing an additional branch office. As mentioned in Note-12, the property has been sold to the chief executive officer. As of the date of these financial statements, all regulatory and zoning approvals have been obtained. The Bank is presently waiting the completion of the building and to negotiate an operating lease at this location.

The Bank leases the Metroplex Branch, Aaron Road Branch and Livingston Avenue Branch and corporate office facility under operating lease arrangements expiring at various times through the year 2024.

Minimum annual rental commitments under non-cancelable leases are as follows at December 31, 2003:

Year Ending
December 31                          Amount
-----------                       ------------
    2004                          $    462,505
    2005                               475,483
    2006                               487,814
    2007                               500,515
    2008                               513,598
 Thereafter                          3,306,615
                                  ------------
                                  $  5,746,530
                                  ============

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS OF RISK

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds and demand deposits. The cash balances are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003 and 2002, the Bank had approximately $23,783,000 and $31,356,000, respectively, in excess of FDIC limits.

Loan Concentrations: All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $40,013,237 and $31,362,179 as of December 31, 2003 and 2002, respectively, approximately $221,224 and $1,429,812, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $623,987 and $2,499,381, as of December 31, 2003 and 2002, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 4). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%.

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Bank had to use significant estimates and present value calculations to prepare this disclosure, as required by SFAS No. 107. Accordingly, the information presented below does not purport to represent the aggregate net fair value of the Bank.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003, 2002 and 2001 are set forth below.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For cash and due from banks and interest-bearing deposits with banks, the recorded book values are deemed to approximate fair values at December 31, 2003 and 2002, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest is deemed to approximate fair value.

                                                                  December 31,
                                             ----------------------------------------------------
                                                      2003                       2002
                                             ------------------------    ------------------------
                                             Carrying      Estimated     Carrying      Estimated
                                              Amount       Fair Value     Amount       Fair Value
                                             --------      ----------     ------       ----------
                                                                (in thousands)
                                                                --------------
Financial assets
  Cash and due from banks                    $16,842        $16,842      $ 8,629        $ 8,629
  Federal funds sold                           9,000          9,000       25,000         25,000
  Securities held to maturity                 31,131         31,174       27,919         28,486
  Loans receivable, net                       61,468         63,223       58,520         61,180
  Accrued interest receivable                    536            536          810            810

The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                                  December 31,
                                             ----------------------------------------------------
                                                      2003                       2002
                                             ------------------------    ------------------------
                                             Carrying      Estimated     Carrying      Estimated
                                              Amount       Fair Value     Amount       Fair Value
                                             --------      ----------     ------       ----------
                                                                (in thousands)
                                                                --------------
Financial liabilities
  Deposits                                   $89,467        $89,414      $93,321        $93,487
  Borrowed funds                                 607            607          611            611
  Accrued interest payable                        77             77          113            113


The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair value of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 17 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation
(FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines involving quantitative measure of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2003, that the Company meets all the capital adequacy requirements to which it is subject.

As of January 16, 2003, the most recent notification from the Regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company's actual and required capital amounts and ratios are as follows (in thousands):

                                                                                                To Be Well
                                                                                           Capitalized under the
                                                                         For Capital         Prompt Corrective
                                                   Actual             Adequacy Purposes      Action Provisions
                                             ----------------         -----------------   ------------------------
                                             Amount     Ratio         Amount      Ratio     Amount          Ratio
                                             -------    -----         ------      -----   ----------        ------
As of December 31, 2003
   Total Risk-based Capital
        (to Risk-weighted Assets)            $30,712    45.16%        $5,441      8.00%   $  6,801          10.00%
   Tier I Capital
        (to Risk-weighted Assets)            $29,912    43.98%        $2,720      4.00%   $  4,080           6.00%
   Tier I Capital
        (to Adjusted Total Assets)           $29,912    23.05%        $5,190      4.00%   $  6,487           5.00%
As of December 31, 2002
   Total Risk-based Capital
        (to Risk-weighted Assets)            $28,483    43.64%        $5,226      8.00%   $  6,527          10.00%
   Tier I Capital
        (to Risk-weighted Assets)            $27,683    42.41%        $2,611      4.00%   $  3,916           6.00%
   Tier I Capital
        (to Adjusted Total Assets)           $27,683    22.21%        $4,986      4.00%   $  6,232           5.00%


BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                                      2003
                                            ---------------------------------------------------------
                                             1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                            ------------    ------------   -----------    -----------
Interest income                             $      1,724     $    1,628    $     1,630    $     1,730
Interest expense                                     144            156            111             89
                                            ------------     ----------    -----------    -----------
   Net interest income                             1,580          1,472          1,519          1,641
Provision for credit losses                           75             75             75           (433)
                                            ------------     ----------    -----------    -----------
  Net interest income after
     provision for credit losses                   1,505          1,397          1,444          2,074
Non interest income                                  224            249            269            211
Non interest expenses                              1,139          1,148          1,105          1,135
                                            ------------     ----------    -----------    -----------
   Income before income taxes                        590            498            608          1,150
Income tax expense                                   273            225            257            252
                                            ------------     ----------    -----------    -----------
   Net income                               $        317     $      273    $       351    $       898
                                            ============     ==========    ===========    ===========
   Net income per share                     $       0.16     $     0.14    $      0.17    $      0.44
                                            ============     ==========    ===========    ===========

                                                                      2002
                                            ---------------------------------------------------------
                                             1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                            ------------    ------------   -----------    -----------
Interest income                             $      1,965     $    1,938    $     1,873    $     1,790
Interest expense                                     199            176            177            168
                                            ------------     ----------    -----------    -----------

   Net interest income                             1,766          1,762          1,696          1,622
Provision for credit losses                           50             25            100           (387)
                                            ------------     ----------    -----------    -----------
     Net interest income after
        provision for credit losses                1,716          1,737          1,596          2,009
  Non interest income                                221            239            258            250
  Non interest expenses                            1,217          1,144          1,136          1,250
                                            ------------     ----------    -----------    -----------
     Income before income taxes                      720            832            718          1,009
Income tax expense                                   317            351            333            334
                                            ------------     ----------    -----------    -----------
Net income                                  $        403     $      481    $       385    $       675
                                            ============     ==========    ===========    ===========
Net income per share                        $       0.20     $     0.24    $      0.19    $      0.33
                                            ============     ==========    ===========    ===========

During the fourth quarter of 2003 and 2002, the Company completed comprehensive review of its loan loss reserves. As a result of these reviews, there were some reversals of allowance for credit losses in the fourth quarters.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 19 - CONDENSED FINANCIAL INFORMATION
          OF BRUNSWICK BANCORP (PARENT ONLY)

BALANCE SHEET

                                                                        December 31,
                                                            ----------------------------------------
                                                                 2003                    2002
                                                            ----------------        ----------------
Assets
 Due from banks - demand deposits with
    the Bank                                                $      5,144,295        $      4,781,526
 Investments - certificate of deposit
    with the Bank                                                     84,860                  83,522
 Loans receivable                                                  1,864,008               1,517,652
 Investment in Subsidiaries                                       23,305,562              21,856,431
 Accrued interest receivable and other assets                         84,457                  74,154
                                                            ----------------        ----------------
                                                            $     30,483,182        $     28,313,285
                                                            ================        ================
 Liabilities and Stockholders' Equity

 Accrued expenses and other liabilities                     $              -        $         24,575
 Common stock                                                      4,223,444               4,189,750
 Additional paid-in capital                                        2,712,139               2,592,694
 Retained earnings                                                24,254,899              22,415,485
 Deferred stock compensation                                        (707,300)               (812,600)
 Treasury stock at cost                                                    -                 (96,619)
                                                            ----------------        ----------------
                                                            $     30,483,182        $     28,313,285
                                                            ================        ================

STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                       -------------------------------------------------------------
                                            2003                 2002                    2001
                                       ---------------      -----------------       ----------------
Interest income                        $       189,075      $         178,997       $        146,181
Other expenses                                (121,992)              (124,650)              (111,400)
                                       ---------------      -----------------       ----------------
      Income before income
      taxes and equity in
      undistributed net income
      of the Bank                               67,083                 54,347                 34,781
Income tax expense                             (26,800)               (24,775)                (9,600)
                                       ---------------      -----------------       ----------------
      Income before equity in
      undistributed net income of
      the Bank                                  40,283                 29,572                 25,181
      Equity in undistributed net
      income of the Bank                     1,799,131              1,914,418              1,800,102
                                       ---------------      -----------------       ----------------
      Net income                       $     1,839,414      $       1,943,990       $      1,825,283
                                       ===============      =================       ================
Net income per share of
   common stock                        $          0.91      $            0.96       $           0.91
                                       ===============      =================       ================

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2003           2002               2001
                                                                  -----------     ------------      ------------
Cash flows from operating activities:
  Net income                                                      $ 1,839,414     $ 1,943,990       $ 1,825,282
Adjustments to reconcile net income to
  net cash provided by operating activities
   Amoritization of deferred stock compensation                       105,300         105,300            94,500
   (Increase) decrease in other assets                                (10,303)        (25,783)          (19,427)
   Increase (decrease) in other liabilities                           (24,575)         24,575                --
   Equity in undistributed net income
     of the Bank                                                   (1,799,131)     (1,914,418)       (1,800,102)
                                                                  -----------     -----------       -----------
Cash provided by operating activities:                                110,705         133,664           100,253
                                                                  -----------     -----------       -----------
Cash flows from investing activities:
   Dividends from the Bank                                            350,000         600,000           350,000
   Investment in subsidiary                                                --         (60,000)               --
   Net (increase) decrease in loans                                  (346,356)        343,538        (1,073,690)
   Net (increase) decrease in certificates
     of deposit                                                        (1,338)         (1,682)           (3,476)
                                                                  -----------     -----------       -----------
   Cash provided by (used in) investing
     activities                                                         2,306         881,856          (727,166)
                                                                  -----------     -----------       -----------
Cash flows from financing activities:
   Purchase of treasury stock                                              --          (4,845)               --
   Cash in lieu of fractional shares                                       --          (1,543)               --
   Proceeds from issuance of Common Stock-
   Stock option plan                                                  249,758              --                --
                                                                  -----------     -----------       -----------
Cash used in financing activities:                                    249,758          (6,388)               --
                                                                  -----------     -----------       -----------
  Increase (decrease) in cash                                         362,769       1,009,132          (626,913)
  Cash and cash equivalents, beginning
  of year                                                           4,781,526       3,772,394         4,399,307
                                                                  -----------     -----------       -----------
  Cash and cash equivalents, end of year                          $ 5,144,295     $ 4,781,526       $ 3,772,394
                                                                  ===========     ===========       ===========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 2003.