Form 10-Q
period 2004-03-31
BRUNSWICK BANCORP
filed 2004-05-13
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------


Quarter Ended March 31, 2004                      Commission file number 0-14403

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
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE                             2,151,772 SHARES
--------------------------                       -------------------------------
    (Class of Stock)                             (Outstanding at March 31, 2004)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]              No   [ ]

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets
                March 31, 2004 and December 31, 2003                               1

                Consolidated Statements of Income
                Three Months Ended March 31, 2004, 2003 and 2002                   2

                Consolidated Statements of Stockholders' Equity
                Three Months Ended March 31, 2004, 2003 and 2002                   3

                Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2004, 2003 and 2002                   4

                Notes to Consolidated Financial Statements                       5-6

    Item 2.   Management's Discussion and Analysis of Financial
                Conditions and Results of Operation                              7-8

PART II -  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                     9

    Signatures                                                                    10

    302 Certification: CEO                                                        11
    302 Certification: CFO                                                        12
    906 Certification: CEO                                                        13
    906 Certification: CFO                                                        14

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                       March 31               December 31
                                                                         2004                    2003
                                                                   ------------------       ---------------
ASSETS:
   Cash and due from banks                                         $        6,409,859       $    16,842,265
   Federal funds sold                                                      15,000,000             9,000,000
                                                                   ------------------       ---------------
      Total cash and cash equivalents                                      21,409,859            25,842,265
   Securities held to maturity                                             31,344,960            31,131,046
   Loans receivable, net                                                   60,235,049            61,468,161
   Premises and equipment                                                     807,545               799,922
   Accrued interest receivable                                                476,792               536,161
   Other assets                                                             1,104,979               991,245
                                                                   ------------------       ---------------
          TOTAL ASSETS                                             $      115,379,184       $   120,768,800
                                                                   ------------------       ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                                      $       31,834,921       $    31,890,613
         Interest bearing                                                  51,369,713            57,523,877
                                                                   ------------------       ---------------
            Total deposits                                                 83,204,634            89,414,490
      Borrowed funds                                                          488,068               606,582
      Accrued interest payable                                                 80,492                76,953
      Other liabilities                                                       465,581               187,593
                                                                   ------------------       ---------------
            Total liabilities                                              84,238,775            90,285,618
                                                                   ------------------       ---------------

   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares;
        Issued and outstanding 2,151,772 shares
        at March 31, 2004 and 2,111,722 shares
        at December 31, 2003                                                4,303,544             4,223,444
      Additional paid-in capital                                            2,996,094             2,712,139
      Retained earnings                                                    24,521,746            24,254,899
      Deferred stock compensation                                            (680,975)             (707,300)
                                                                   ------------------       ---------------
            Total stockholders' equity                                     31,140,409            30,483,182
                                                                   ------------------       ---------------

            TOTAL LIABILITIES AND
               STOCKHOLDER' EQUITY                                 $      115,379,184       $   120,768,800
                                                                   ------------------       ---------------

                                      (1)

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004, 2003 AND 2002
UNAUDITED

                                                                      2004              2003             2002
                                                                ----------------    -------------    -------------
INTEREST INCOME:
   Interest on loans                                            $      1,197,407    $   1,333,746    $   1,400,409
   Interest on investments                                               329,967          336,919          509,732
   Interest on Federal funds sold                                         29,205           53,034           54,606
   Interest on deposits with banks                                         3,952               --               --
                                                                ----------------    -------------    -------------
      Total interest income                                            1,560,531        1,723,699        1,964,747
                                                                ----------------    -------------    -------------

INTEREST EXPENSE:
   Interest on deposits                                                   76,652          143,416          197,502
   Interest on borrowed funds                                                483              525            1,313
                                                                ----------------    -------------    -------------
      Total interest expense                                              77,135          143,941          198,815
                                                                ----------------    -------------    -------------

Net interest income                                                    1,483,396        1,579,758        1,765,932
Provision for credit losses                                               45,000           75,000           50,000
                                                                ----------------    -------------    -------------
Net interest income after provision
   for credit losses                                                   1,438,396        1,504,758        1,715,932
                                                                ----------------    -------------    -------------
NON-INTEREST INCOME:
   Service fees                                                          234,163          217,732          206,496
   Other non-interest income                                               7,150            6,630           14,534
                                                                ----------------    -------------    -------------
      Total non-interest income                                          241,313          224,362          221,030
                                                                ----------------    -------------    -------------

NON-INTEREST EXPENSES
   Salaries and wages                                                    455,311          451,471          467,012
   Employee benefits                                                     219,734          194,353          195,169
   Occupancy                                                             202,014          190,581          173,962
   Furniture and equipment                                                41,336           41,364           45,413
   Other non-interest expenses                                           259,467          261,309          335,161
                                                                ----------------    -------------    -------------
      Total non-interest expenses                                      1,177,862        1,139,078        1,216,717
                                                                ----------------    -------------    -------------

Income before income tax expense                                         501,847          590,042          720,245
Income tax expense                                                       235,000          273,300          317,000
                                                                ----------------    -------------    -------------
NET INCOME                                                      $        266,847    $     316,742    $     403,245
                                                                ----------------    -------------    -------------

NET INCOME PER SHARE:
   Basic earnings per share                                     $           0.12    $        0.15    $        0.21
                                                                ----------------    -------------    -------------
   Diluted earnings per share                                   $           0.12    $        0.15    $        0.21
                                                                ----------------    -------------    -------------
   Average shares outstanding-basic                                    2,142,463        2,094,875        1,904,532
                                                                ----------------    -------------    -------------
   Average shares outstanding-diluted                                  2,235,620        2,145,265        1,938,530
                                                                ----------------    -------------    -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003, 2002 AND 2001
UNAUDITED

                                                                                            DEFERRED
                                                                                              STOCK
                                                COMMON                       RETAINED        COMPEN-     TREASURY
                                                STOCK          SURPLUS       EARNINGS        SATION        STOCK          TOTAL
                                             -------------  ------------   -------------   -----------   ----------   -------------
Balance, December 31, 2001                   $   3,809,064  $  2,973,380   $  20,473,038   $  (917,900)  $  (91,774)  $  26,245,808

Net income                                              --            --         403,245            --           --         403,245

Amortization of deferred
   stock compensation                                   --            --              --        26,325           --          26,325
                                             -------------  ------------   -------------   -----------   ----------   -------------
Balance, March 31, 2002                      $   3,809,064  $  2,973,380   $  20,876,283   $  (891,575)  $  (91,774)  $  26,675,378
                                             -------------  ------------   -------------   -----------   ----------   -------------

Balance, December 31, 2002                   $   4,189,750  $  2,592,694   $  22,415,485   $  (812,600)  $  (96,619)  $  28,288,710

Net income                                              --            --         316,742            --           --         316,742

Amortization of deferred
   stock compensation                                   --            --              --        26,325           --          26,325
                                             -------------  ------------   -------------   -----------   ----------   -------------
Balance, March 31, 2003                      $   4,189,750  $  2,592,694   $  22,732,227   $  (786,275)  $  (96,619)  $  28,631,777
                                             -------------  ------------   -------------   -----------   ----------   -------------

Balance, December 31, 2003                   $   4,223,444  $  2,712,139   $  24,254,899   $  (707,300)  $       --   $  30,483,182

Net income                                              --            --         266,847            --           --         266,847

Amortization of deferred
   stock compensation                                   --            --              --        26,325           --          26,325

Proceeds from issuance of
   stock-stock option plan                          80,100       283,955              --            --           --         364,055
                                             -------------  ------------   -------------   -----------   ----------   -------------
Balance, March 31, 2004                      $   4,303,544  $  2,996,094   $  24,521,746   $  (680,975)  $       --   $  31,140,409
                                             -------------  ------------   -------------   -----------   ----------   -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004, 2003 AND 2002
UNAUDITED

                                                                             2004            2003            2002
                                                                         ------------    ------------    -------------
OPERATING ACTIVITIES:
   Net income                                                            $    266,847    $    316,742    $     403,245
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                            45,000          75,000           50,000
        Depreciation and amortization                                          30,061          31,690           33,376
        Net accretion of securities discounts                                  (5,008)        (32,259)         (27,679)
        Amortization of deferred stock compensation                            26,325          26,325           26,325
        Net change in:
           Accrued interest receivable                                         59,369         226,720          162,211
           Accrued interest payable                                             3,539          (4,660)           1,229
           Other assets                                                      (113,734)        (47,434)        (159,284)
           Other liabilities                                                  277,988         213,680          368,379
                                                                         ------------    ------------    -------------
           Net cash provided by operating activities                          590,387         805,804          857,802
                                                                         ------------    ------------    -------------

INVESTING ACTIVITIES:
   Maturities of investment securities                                     23,000,000      13,000,000       11,000,000
   Principal repayments on investment securities                               91,094          14,713           22,353
   Purchases of investment securities                                     (23,300,000)     (5,000,000)     (10,984,326)
   Net change in loans receivable                                           1,188,112      (4,887,588)        (848,805)

   Acquisitions of premises and equipment                                     (37,684)        (40,584)              --

   Proceeds from sales of premises and equipment                                   --              --           10,363
                                                                         ------------    ------------    -------------
           Net cash provided by (used in) investing activities                941,522       3,086,541         (800,415)
                                                                         ------------    ------------    -------------

FINANCING ACTIVITIES:
   Proceed from issuance of stock-stock option plan                           364,055              --               --
   Net increase (decrease) in non-interest
     bearing deposits                                                         (55,692)     (2,237,180)        (515,609)
   Net increase (decrease) in interest
     bearing deposits                                                      (6,154,164)     (8,731,017)       4,040,358
   Net increase (decrease) in borrowed funds                                 (118,514)       (496,810)        (144,827)
                                                                         ------------    ------------    -------------
          Net cash provided by (used in) financing activities              (5,964,315)    (11,465,007)       3,379,922
                                                                         ------------    ------------    -------------

Net increase (decrease) in cash and cash equivalents                       (4,432,406)     (7,572,662)       3,437,309
Cash and cash equivalents at January 1                                     25,842,265      33,629,080       15,064,753
                                                                         ------------    ------------    -------------
Cash and cash equivalents at March 31                                    $ 21,409,859    $ 26,056,418    $  18,502,062
                                                                         ------------    ------------    -------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                   MARCH 31, 2004
                                               BOOK             MARKET
                                               VALUE            VALUE
                                           --------------   --------------
U.S. Government and agency securities      $   28,294,960   $   28,245,000
Other securities                                3,050,000        3,043,750
                                           --------------   --------------
                                           $   31,344,960   $   31,288,750
                                           --------------   --------------

                                                  DECEMBER 31, 2003
                                                BOOK            MARKET
                                                VALUE           VALUE
                                           --------------   --------------
U.S. Government and agency securities      $   29,081,046   $   29,124,083
Other securities                                2,050,000        2,050,000
                                           --------------   --------------
                                           $   31,131,046   $   31,174,083
                                           --------------   --------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

                                           MARCH 31        DECEMBER 31
                                             2004             2003
                                        --------------    --------------
Commercial loans                        $   38,395,186    $   40,013,237
Real estate loans                           21,979,899        21,554,333
Consumer loans                                 812,895           806,893
                                        --------------    --------------
                                            61,187,980        62,374,463
Less:
  Allowance for credit losses                  845,062           800,000
  Unearned income                              107,869           106,302
                                        --------------    --------------
                                        $   60,235,049    $   61,468,161
                                        --------------    --------------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                          MARCH 31         DECEMBER 31
                                            2004               2003
                                        --------------    --------------
Land                                    $      300,705    $      300,705
Bank premises                                  646,826           646,826
Leasehold improvements                         183,023           183,023
Furniture and equipment                      1,259,133         1,221,449
                                        --------------    --------------
                                             2,389,687         2,352,003
Less accumulated depreciation
  and amortization                           1,582,142         1,552,081
                                        --------------    --------------
                                        $      807,545    $      799,922
                                        --------------    --------------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

The only noticeably changes in the Corporation's Balance Sheet since December 31, 2003 were a $10,400,000 decrease in cash and due from banks, an increase in federal funds sold of $6,000,000 and a decrease in deposits of $6,200,000.

Cash and due from banks decreased by approximately $10,400,000 mainly because of a $6,100,000 reduction in an interest bearing account with a corespondent bank. This resulted in the aforementioned $6,000,000 increase in federal funds sold

The allowance for credit losses increased by $45,000, which was due to credit loss provisions. At March 31, 2004 the allowance for credit losses totaled $845,062 which represented 24% of all loans that were past due or in nonaccrual.

Stockholders' equity increased by approximately $657,000 mainly because of the addition of current earnings totaling $268,000 and additional capital of $267,000 that resulted from stock options exercised by employees. The Corporation continues to be classified as "Well Capitalized". At March 31, 2004 our risk-based capital ratio was 46.1% which is over five times the regulatory requirement.

The results of operations for the first quarter of 2004, compared to the same period of 2003, show a decrease in income before taxes of approximately $88,000 which was mainly the result of a decrease in net interest income.

Declining interest rates brought about decreases in interest income and expense of $163,000 and $67,000, respectively. The resulting $96,000 decrease in net interest income is analyzed in detail on page 8.

Credit loss provisions totaled $45,000 during the current period compared to $75,000 during the first quarter of 2003. Finally non-interest income and non-interest expenses increased by $17,000 and $39,000, respectively.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

Three Months Ended March 31, 2004                   Increase (Decrease) Due to Changes in
           Versus                                   -------------------------------------
Three Months Ended March 31, 2003                       Volume      Rates      Total
---------------------------------                      --------    -------    -------
Interest income on:
   Loans receivable                                    $    (22)   $  (114)   $  (136)
   Securities held to maturity                               62        (69)        (7)
   Federal funds sold                                        (9)       (11)       (20)
                                                       --------    -------    -------
          Total interest income                              31       (194)      (163)
                                                       --------    -------    -------

Interest expense on:
   Deposits                                                  (5)       (62)       (67)
   Borrowed funds                                            --         --         --
                                                       --------    -------    -------
          Total interest expense                             (5)       (62)       (67)
                                                       --------    -------    -------

          Net interest income                          $     36    $  (132)   $   (96)
                                                       --------    -------    -------

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended March 31, 2004.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES

          04/20/04                                     Carmen J. Gumina
        ------------                              --------------------------
            Date                                     Carmen J. Gumina, CEO

          04/20/04                                     Thomas Fornale
        ------------                              --------------------------
            Date                                  Thomas Fornale, Treasurer