Form 10-Q
period 2004-06-30
BRUNSWICK BANCORP
filed 2004-08-03
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------

Quarter ended June 30, 2004                       Commission file number 0-14403

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
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE                                2,162,622 SHARES
--------------------------                        ------------------------------
    (Class of Stock)                              (Outstanding at June 30, 2004)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                                      No
                -----                                       ----

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I  - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2004 and December 31, 2003                                     1

                  Consolidated Statements of Income
                  Six Months Ended June 30, 2004, 2003 and 2002                           2

                  Consolidated Statements of Income
                  Quarters Ended June 30, 2004, 2003 and 2002                             3

                  Consolidated Statements of Stockholders' Equity
                  Six Months Ended June 30, 2004, 2003 and 2002                           4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2004, 2003 and 2002                           5

                  Notes to Consolidated Financial Statements                            6-7

     Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operation                                   8-9

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                          10

     Signatures                                                                          11

     302 Certification: CEO                                                              12
     302 Certification: CFO                                                              13
     906 Certification: CEO                                                              14
     906 Certification: CFO                                                              15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                       June 30          December 31
                                                        2004               2003
                                                    -------------      -------------
ASSETS:
   Cash and due from banks                          $   7,566,739      $  16,842,265
   Federal funds sold                                  18,000,000          9,000,000
                                                    -------------      -------------
      Total cash and cash equivalents                  25,566,739         25,842,265
   Securities held to maturity                         39,360,000         31,131,046
   Loans receivable, net                               61,898,655         61,468,161
   Premises and equipment                                 921,582            799,922
   Accrued interest receivable                            645,943            536,161
   Other assets                                         1,100,724            991,245
                                                    -------------      -------------
          TOTAL ASSETS                              $ 129,493,643      $ 120,768,800
                                                    -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                       $  34,190,535      $  31,890,613
         Interest bearing                              63,060,450         57,523,877
                                                    -------------      -------------
            Total deposits                             97,250,985         89,414,490
      Borrowed funds                                      198,091            606,582
      Accrued interest payable                            103,395             76,953
      Other liabilities                                   290,264            187,593
                                                    -------------      -------------
            Total liabilities                          97,842,735         90,285,618
                                                    -------------      -------------

   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares;
        Issued and outstanding 2,162,622 shares
       at June 30, 2004 and 2,111,722 shares
       at December 31, 2003                             4,325,244          4,223,444
      Additional paid-in capital                        3,073,020          2,712,139
      Retained earnings                                24,907,294         24,254,899
      Deferred stock compensation                        (654,650)          (707,300)
                                                    -------------      -------------
            Total stockholders' equity                 31,650,908         30,483,182
                                                    -------------      -------------

            TOTAL LIABILITIES AND
               STOCKHOLDER' EQUITY                  $ 129,493,643      $ 120,768,800
                                                    -------------      -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2004, 2003 AND 2002
UNAUDITED

                                                2004           2003           2002
                                             ----------     ----------     ----------
INTEREST INCOME:
   Interest and fees on loans receivable     $2,370,761     $2,619,699     $2,764,188
   Interest on investments                      680,285        594,899      1,031,130
   Interest on Federal funds sold                81,929        110,262        107,811
   Interest on deposits with banks                3,952         26,302             --
                                             ----------     ----------     ----------
      Total interest income                   3,136,927      3,351,162      3,903,129
                                             ----------     ----------     ----------

INTEREST EXPENSE:
   Interest on deposits                         155,051        298,739        373,139
   Interest on borrowed funds                       858            789          1,920
                                             ----------     ----------     ----------
      Total interest expense                    155,909        299,528        375,059
                                             ----------     ----------     ----------

Net interest income                           2,981,018      3,051,634      3,528,070
Provision for credit losses                      90,000        150,000         75,000
                                             ----------     ----------     ----------
Net interest income after provision
   for credit losses                          2,891,018      2,901,634      3,453,070
                                             ----------     ----------     ----------

NON-INTEREST INCOME:
   Service fees                                 475,798        458,799        441,751
   Other non-interest income                     14,290         14,920         17,954
                                             ----------     ----------     ----------
      Total non-interest income                 490,088        473,719        459,705
                                             ----------     ----------     ----------

NON-INTEREST EXPENSES
   Salaries and wages                           909,441        916,228        935,769
   Employee benefits                            404,200        369,473        367,226
   Occupancy                                    382,892        374,751        352,498
   Furniture and equipment                       93,197         90,922         95,567
   Other non-interest expenses                  529,982        535,687        609,831
                                             ----------     ----------     ----------
      Total non-interest expenses             2,319,712      2,287,061      2,360,891
                                             ----------     ----------     ----------

Income before income tax expense              1,061,394      1,088,292      1,551,884
Income tax expense                              408,999        498,290        667,340
                                             ----------     ----------     ----------
NET INCOME                                   $  652,395     $  590,002     $  884,544
                                             ----------     ----------     ----------

NET INCOME PER SHARE:
   Basic earnings per share                  $     0.30     $     0.27     $     0.41
                                             ----------     ----------     ----------
   Diluted earnings per share                $     0.26     $     0.23     $     0.36
                                             ----------     ----------     ----------
   Average shares outstanding-basic           2,151,088      2,151,088      2,151,088
                                             ----------     ----------     ----------
   Average shares outstanding-diluted         2,240,360      2,240,360      2,240,360
                                             ----------     ----------     ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 2004, 2003 AND 2002
UNAUDITED

                                                2004           2003           2002
                                             ----------     ----------     ----------
INTEREST INCOME:
   Interest and fees on loans receivable     $1,173,354     $1,285,953     $1,363,779
   Interest on investments                      350,318        257,980        521,398
   Interest on Federal funds sold                52,724         57,228         53,205
   Interest on deposits with banks                   --         26,302             --
                                             ----------     ----------     ----------
      Total interest income                   1,576,396      1,627,463      1,938,382
                                             ----------     ----------     ----------

INTEREST EXPENSE:
   Interest on deposits                          78,399        155,323        175,637
   Interest on borrowed funds                       375            264            607
                                             ----------     ----------     ----------
      Total interest expense                     78,774        155,587        176,244
                                             ----------     ----------     ----------

Net interest income                           1,497,622      1,471,876      1,762,138
Provision for credit losses                      45,000         75,000         25,000
                                             ----------     ----------     ----------
Net interest income after provision
   for credit losses                          1,452,622      1,396,876      1,737,138
                                             ----------     ----------     ----------

NON-INTEREST INCOME:
   Service fees                                 241,635        241,067        235,255
   Other non-interest income                      7,140          8,290          3,420
                                             ----------     ----------     ----------
      Total non-interest income                 248,775        249,357        238,675
                                             ----------     ----------     ----------

NON-INTEREST EXPENSES
   Salaries and wages                           454,130        464,757        468,757
   Employee benefits                            184,466        175,120        172,057
   Occupancy                                    180,878        184,170        178,536
   Furniture and equipment                       51,861         49,558         50,154
   Other non-interest expenses                  270,515        274,378        274,670
                                             ----------     ----------     ----------
      Total non-interest expenses             1,141,850      1,147,983      1,144,174
                                             ----------     ----------     ----------

Income before income tax expense                559,547        498,250        831,639
Income tax expense                              173,999        224,990        350,340
                                             ----------     ----------     ----------
NET INCOME                                   $  385,548     $  273,260     $  481,299
                                             ----------     ----------     ----------

NET INCOME PER SHARE:
   Basic earnings per share                  $     0.18     $     0.13     $     0.22
                                             ----------     ----------     ----------
   Diluted earnings per share                $     0.16     $     0.11     $     0.19
                                             ----------     ----------     ----------
   Average shares outstanding-basic           2,151,088      2,151,088      2,151,088
                                             ----------     ----------     ----------
   Average shares outstanding-diluted         2,240,360      2,240,360      2,240,360
                                             ----------     ----------     ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2003, 2002 AND 2001
UNAUDITED

                                                                                  DEFERRED
                                                                                   STOCK
                                 COMMON                          RETAINED          COMPEN-         TREASURY
                                  STOCK          SURPLUS         EARNINGS          SATION            STOCK           TOTAL
                              ------------    ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2001    $  3,809,064    $  2,973,380     $ 20,473,038     $   (917,900)    $    (91,774)    $ 26,245,808

Net income                              --              --          884,544               --               --          884,544

Stock dividend                     380,686        (380,686)          (1,543)              --               --           (1,543)

Amortization of deferred
   stock compensation                   --              --               --           52,650               --           52,650

Purchase of treasury stock              --              --               --               --           (3,405)          (3,405)

                              ------------    ------------     ------------     ------------     ------------     ------------
Balance, June 30, 2002        $  4,189,750    $  2,592,694     $ 21,356,039     $   (865,250)    $    (95,179)    $ 27,178,054
                              ------------    ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2002    $  4,189,750    $  2,592,694     $ 22,415,485     $   (812,600)    $    (96,619)    $ 28,288,710

Net income                              --              --          590,002               --               --          590,002

Amortization of deferred
   stock compensation                   --              --               --           52,650               --           52,650

Proceeds from issuance of
   stock-stock option plan              --              --               --               --           18,340           18,340

                              ------------    ------------     ------------     ------------     ------------     ------------
Balance, June 30, 2003        $  4,189,750    $  2,592,694     $ 23,005,487     $   (759,950)    $    (78,279)    $ 28,949,702
                              ------------    ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2003    $  4,223,444    $  2,712,139     $ 24,254,899     $   (707,300)    $         --     $ 30,483,182

Net income                              --              --          652,395               --               --          652,395

Amortization of deferred
   stock compensation                   --              --               --           52,650               --           52,650

Proceeds from issuance of
   stock-stock option plan         101,800         360,881               --               --               --          462,681

                              ------------    ------------     ------------     ------------     ------------     ------------
Balance, June 30, 2004        $  4,325,244    $  3,073,020     $ 24,907,294     $   (654,650)    $         --     $ 31,650,908
                              ------------    ------------     ------------     ------------     ------------     ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004, 2003 AND 2002
UNAUDITED

                                                                       2004             2003             2002
                                                                   ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                      $    652,395     $    590,002     $    884,544
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                      90,000          150,000           75,000
        Depreciation and amortization                                    62,013           63,383           67,187
        Net accretion of securities discounts                           (10,048)         (52,070)         (59,713)
        Amortization of deferred stock compensation                      52,650           52,650           52,650
        Net change in:
            Accrued interest receivable                                (109,782)
            Accrued interest payable                                     26,442
            Other assets                                               (109,479)         386,032          (32,652)
            Other liabilities                                           102,671          (76,865)         133,279
                                                                   ------------     ------------     ------------
           Net cash provided by operating activities                    756,862        1,113,132        1,120,295
                                                                   ------------     ------------     ------------

INVESTING ACTIVITIES:
   Maturities of investment securities                               28,700,000       18,150,000       11,000,000
   Principal repayments on investment securities                         91,094           29,516           49,061
   Purchases of investment securities                               (37,010,000)      (5,250,000)     (10,984,326)
   Net change in loans receivable                                      (520,494)      (1,879,179)         828,190
   Acquisitions of premises and equipment                              (183,673)         (40,584)         (59,419)
   Proceeds from sales of premises and equipment                             --               --           10,363
                                                                   ------------     ------------     ------------
           Net cash provided by (used in) investing activities       (8,923,073)      11,009,753          843,869
                                                                   ------------     ------------     ------------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                                    --               --           (1,543)
   Purchase of treasury stock                                                --               --           (3,405)
   Proceeds from issuance of stock-stock option plan                    462,681           18,340               --
   Net increase (decrease) in non-interest
     bearing deposits                                                 2,299,922        1,157,889          651,573
   Net increase (decrease) in interest
     bearing deposits                                                 5,536,573        3,511,353        2,235,583
   Net increase (decrease) in borrowed funds                           (408,491)        (152,250)        (414,169)
                                                                   ------------     ------------     ------------
           Net cash provided by (used in ) financing activities       7,890,685        4,535,332        2,468,039
                                                                   ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                   (275,526)      16,658,217        4,432,203
Cash and cash equivalents at January 1                               25,842,265       33,629,080       15,064,753
                                                                   ------------     ------------     ------------
Cash and cash equivalents at June 30                               $ 25,566,739     $ 50,287,297     $ 19,496,956
                                                                   ------------     ------------     ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                               JUNE 30; 2004
                                             BOOK         MARKET
                                             VALUE        VALUE
                                         ------------   -----------
U.S. Government and agency securities    $36,210,000    $35,706,113
Other securities                           3,150,000      3,130,000
                                         -----------    -----------
                                         $39,360,000    $38,836,113
                                         -----------    -----------

                                                   DECEMBER 31, 2003
                                            BOOK                MARKET
                                            VALUE                VALUE
                                       -----------------     -----------
U.S. Government and agency securities     $29,081,046        $29,124,083
Other securities                            2,050,000          2,050,000
                                          -----------        -----------
                                          $31,131,046        $31,174,083
                                          -----------        -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivabe is as follows:

                                    JUNE 30       DECEMBER 31
                                      2004           2003
                                  -----------     -----------
Commercial loans                  $41,548,565     $40,013,237
Real estate loans                  20,516,039      21,554,333
Cosumer loans                         838,886         806,893
                                  -----------     -----------
                                   62,903,490      62,374,463

Less:
  Allowance for credit losses         890,131         800,000
  Unearned income                     114,704         106,302
                                  -----------     -----------
                                  $61,898,655     $61,468,161
                                  -----------     -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                   JUNE 30       DECEMBER 31
                                     2004           2003
                                  ----------     -----------
Land                              $  300,705     $  300,705
Bank premises                        646,826        646,826
Leasehold improvements               226,121        183,023
Furniture and equipment            1,362,023      1,221,449
                                  ----------     ----------
                                   2,535,675      2,352,003

Less accumulated depreciation
  and amortization                 1,614,093      1,552,081
                                  ----------     ----------
                                  $  921,582     $  799,922
                                  ----------     ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 2004

The most noticeably changes in the Corporation's Balance Sheet since December 31, 2003 were a $9,300,000 decrease in cash and due from banks, an increases in federal funds sold, investment securities and deposits of $9,000,000, $8,200,000 and $7,800,000, respectively.

Cash and due from banks decreased by approximately $9,300,000 mainly because of a $6,100,000 reduction in an interest bearing account with a corespondent bank. This, for the most part, resulted in the aforementioned $9,000,000 increase in federal funds sold.

The $7,800,000 increase in securities was mostly the result in investments in US Government Agencies securities and with the increase in deposits, the Corporation's interest earning assets increased by approximately $11,600,000.

The allowance for credit losses increased by $90,000, which was due to credit loss provisions. At June 30, 2004 the allowance for credit losses totaled $890,131 which represented 26% of all loans that were past due or in nonaccrual.

Stockholders' equity increased by approximately $1,168,000 mainly because of the addition of current earnings totaling $652,000 and additional capital of $463,000 that resulted from stock options exercised by directors and employees. The Corporation continues to be classified as "Well Capitalized". At June 30, 2004 our risk-based capital ratio was 40.5% which is over five times the regulatory requirement.

The results of operations for the first half of 2004, compared to the same period of 2003, show a slight decrease in income before taxes of approximately $27,000.

Although interest earning assets increased in volume, lower interest rates brought about decreases in interest income and expense of $214,000 and $143,000, respectively. The resulting $71,000 decrease in net interest income is analyzed in detail on page 9.

Credit loss provisions totaled $90,000 during the current period compared to $150,000 during the first half of 2003. Finally non-interest income and non-interest expenses increased by $16,000 and $33,000, respectively.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                   Increase (Decrease) Due to Changes in
                                   -------------------------------------
                                        Volume     Rates      Total
                                        ------     -----      -----
Six Months Ended June 30, 2004
           Versus
Six Months Ended June 30, 2003

Interest income on:
  Loans receivable                      $ (31)     $(218)     $(249)
  Securities held to maturity             227       (142)        85
  Short term investment                   (23)       (28)       (51)
                                        -----      -----      -----
         Total interest income            173       (388)      (215)
                                        -----      -----      -----

Interest expense on:
  Deposits                                 26       (170)      (144)
  Borrowed funds                           --         --         --
                                        -----      -----      -----
         Total interest expense            26       (170)      (144)
                                        -----      -----      -----
         Net interest income            $ 147      $(218)     $ (71)
                                        -----      -----      -----

Quarter Ended June 30, 2004
           Versus
Quarter Ended June 30, 2003

Interest income on:
  Loans receivable                      $ (11)     $(102)     $(113)
  Securities held to maturity             163        (71)        92
  Short term investment                   (14)       (16)       (30)
                                        -----      -----      -----
         Total interest income            138       (189)       (51)
                                        -----      -----      -----

Interest expense on:
  Deposits                                  2        (79)       (77)
  Borrowed funds                           --         --         --
                                        -----      -----      -----
         Total interest expense            --        (79)       (77)
                                        -----      -----      -----
         Net interest income            $ 138      $(110)     $  26
                                        -----      -----      -----

BRUNSWICK BANCORP AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended June 30, 2004.

BRUNSWICK BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES

   07/22/04                                         /s/ Carmen J. Gumina
--------------                                      ----------------------------
    Date                                            Carmen J. Gumina, CEO

  07/22/04                                          /s/ Thomas Fornale
--------------                                      ----------------------------
    Date                                            Thomas Fornale, Treasurer