Form 10-Q
period 2004-09-30
BRUNSWICK BANCORP
filed 2004-10-26
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ____________________

Quarter ended September 30, 2004                 Commission file number 0-14403

                                BRUNSWICK BANCORP
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)
                              ____________________

           NEW JERSEY                                         22-2610694
-------------------------------                         ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

  NEW BRUNSWICK, NEW JERSEY                                   08901
--------------------------------------                      ----------
(Address of Principal Executive Office)                     (Zip Code)

                                 (732) 247-5800
    ------------------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
   ---------------------------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE                            2,169,047 SHARES
--------------------------                   ----------------------------------
     (Class of Stock)                        (Outstanding at Setember 30, 2004)

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                                  No [ ]

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 30, 2004 and December 31, 2003                        1

                  Consolidated Statements of Income
                  Nine Months Ended September 30, 2004, 2003 and 2002             2

                  Consolidated Statements of Income
                  Quarters Ended September 30, 2004, 2003 and 2002                3

                  Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 2004, 2003 and 2002             4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004, 2003 and 2002             5

                  Notes to Consolidated Financial Statements                     6-7

     Item 2.   Management's Discussion and Analysis of Financial
                  Conditions and Results of Operation                            8-9

PART II -  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                  10

     Signatures                                                                  11

     302 CERTIFICATION : CEO                                                     12
     302 CERTIFICATION : CFO                                                     13
     906 CERTIFICATION : CEO                                                     14
     906 CERTIFICATION : CFO                                                     15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                     September 30      December 31
                                                         2004             2003
                                                     -------------    -------------
ASSETS:
   Cash and due from banks                           $  13,916,945    $  16,842,265
   Federal funds sold                                   10,000,000        9,000,000
                                                     -------------    -------------
      Total cash and cash equivalents                   23,916,945       25,842,265
   Securities held to maturity                          38,255,000       31,131,046
   Loans receivable, net                                61,870,684       61,468,161
   Premises and equipment                                  996,515          799,922
   Accrued interest receivable                             527,020          536,161
   Other assets                                          1,099,685          991,245
                                                     -------------    -------------
          TOTAL ASSETS                               $ 126,665,849    $ 120,768,800
                                                     -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                        $  34,747,728    $  31,890,613
         Interest bearing                               59,213,007       57,523,877
                                                     -------------    -------------
            Total deposits                              93,960,735       89,414,490
      Borrowed funds                                       193,758          606,582
      Accrued Interest payable                             115,011           76,953
      Other liabilities                                    372,078          187,593
                                                     -------------    -------------
            Total liabilities                           94,641,582       90,285,618
                                                     -------------    -------------
   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares
        Issued and outstanding 2,169,047 shares
        at September 30, 2004 and 2,111,722 shares
        at December 31, 2003                             4,338,094        4,223,444
      Additional paid-in capital                         3,118,573        2,712,139
      Retained earnings                                 25,195,925       24,254,899
      Deferred stock compensation                         (628,325)        (707,300)
                                                     -------------    -------------
            Total stockholders' equity                  32,024,267       30,483,182
                                                     -------------    -------------

            TOTAL LIABILITIES AND
               STOCKHODER' EQUITY                    $ 126,665,849    $ 120,768,800
                                                     -------------    -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
UNAUDITED

                                              2004         2003         2002
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $3,609,612   $3,939,511   $4,088,429
   Interest on investments                  1,048,512      813,721    1,489,319
   Interest on Federal funds sold             141,407      138,446      198,960
   Interest on deposits with banks              3,952       89,852         ----
                                           ----------   ----------   ----------
      Total interest income                 4,803,483    4,981,530    5,776,708
                                           ----------   ----------   ----------

INTEREST EXPENSE:
   Interest on deposits                       233,601      409,512      549,081
   Interest on borrowed funds                   1,232        1,350        3,160
                                           ----------   ----------   ----------
      Total interest expense                  234,833      410,862      552,241
                                           ----------   ----------   ----------

Net interest income                         4,568,650    4,570,668    5,224,467
Provision for credit losses                   135,000      225,000      175,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        4,433,650    4,345,668    5,049,467
                                           ----------   ----------   ----------

NON-INTEREST INCOME:
   Service fees                               686,938      691,984      694,881
   Other non-interest income                   20,440       50,217       23,049
                                           ----------   ----------   ----------
      Total non-interest income               707,378      742,201      717,930
                                           ----------   ----------   ----------

NON-INTEREST EXPENSES
   Salaries and wages                       1,385,238    1,386,491    1,379,107
   Employee benefits                          582,983      554,103      538,971
   Occupancy                                  607,224      550,818      540,859
   Furniture and equipment                    133,364      134,402      147,134
   Other non-interest expenses                801,564      765,934      890,892
                                           ----------   ----------   ----------
      Total non-interest expenses           3,510,373    3,391,748    3,496,963
                                           ----------   ----------   ----------

Income before income tax expense            1,630,655    1,696,121    2,270,434
Income tax expense                            689,629      755,337    1,000,750
                                           ----------   ----------   ----------
NET INCOME                                 $  941,026   $  940,784   $1,269,684
                                           ----------   ----------   ----------

NET INCOME PER SHARE:
    Basic earnings per share               $     0.44   $     0.44   $     0.59
                                           ----------   ----------   ----------
    Diluted earnings per share             $     0.37   $     0.37   $     0.52
                                           ----------   ----------   ----------
    Average shares outstanding-basic        2,156,013    2,156,013    2,156,013
                                           ----------   ----------   ----------
    Average shares outstanding-diluted      2,240,574    2,240,574    2,240,574
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
UNAUDITED

                                                 2004         2003         2002
                                               ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable       $1,238,851   $1,319,812   $1,324,241
   Interest on investments                        368,227      218,822      458,189
   Interest on Federal funds sold                  59,478       28,184       91,149
   Interest on deposits with banks                   ----       63,550         ----
                                               ----------   ----------   ----------
      Total interest income                     1,666,556    1,630,368    1,873,579
                                               ----------   ----------   ----------

INTEREST EXPENSE:
   Interest on deposits                            78,550      110,773      175,942
   Interest on borrowed funds                         374          561        1,240
                                               ----------   ----------   ----------
      Total interest expense                       78,924      111,334      177,182
                                               ----------   ----------   ----------

Net interest income                             1,587,632    1,519,034    1,696,397
Provision for credit losses                        45,000       75,000      100,000
                                               ----------   ----------   ----------
Net interest income after provision
   for credit losses                            1,542,632    1,444,034    1,596,397
                                               ----------   ----------   ----------

NON-INTEREST INCOME:
   Service fees                                   211,140      233,185      253,130
   Other non-interest income                        6,150       35,297        5,095
                                               ----------   ----------   ----------
      Total non-interest income                   217,290      268,482      258,225
                                               ----------   ----------   ----------

NON-INTEREST EXPENSES
   Salaries and wages                             475,797      470,263      443,338
   Employee benefits                              178,783      184,630      171,745
   Occupancy                                      224,332      176,067      188,361
   Furniture and equipment                         40,167       43,480       51,567
   Other non-interest expenses                    271,582      230,247      281,061
                                               ----------   ----------   ----------
      Total non-interest expenses               1,190,661    1,104,687    1,136,072
                                               ----------   ----------   ----------

Income before income tax expense                  569,261      607,829      718,550
Income tax expense                                280,630      257,047      333,410
                                               ----------   ----------   ----------
NET INCOME                                     $  288,631   $  350,782   $  385,140
                                               ----------   ----------   ----------

NET INCOME PER SHARE:
    Basic earnings per share                   $     0.13   $     0.16   $     0.18
                                               ----------   ----------   ----------
    Diluted earnings per share                 $     0.11   $     0.14   $     0.16
                                               ----------   ----------   ----------
    Average shares outstanding-basic            2,156,013    2,156,013    2,156,013
                                               ----------   ----------   ----------
    Average shares outstanding-diluted          2,240,574    2,240,574    2,240,574
                                               ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
UNAUDITED

                                                                          DEFERRED
                                                                           STOCK
                                COMMON                      RETAINED       COMPEN-     TREASURY
                                STOCK       SURPLUS         EARNINGS       SATION       STOCK         TOTAL
                              ----------   -----------    ------------    ---------    --------    ------------
Balance, December 31, 2001    $3,809,064   $ 2,973,380    $ 20,473,038    $(917,900)   $(91,774)   $ 26,245,808

Net income                          ----          ----       1,269,684         ----        ----       1,269,684

Stock dividend                   380,686      (380,686)         (1,543)        ----        ----          (1,543)

Amortization of deferred
   stock compensation               ----          ----            ----       78,975        ----          78,975

Purchase of treasury stock          ----          ----            ----         ----      (4,845)         (4,845)
                              ----------   -----------    ------------    ---------    --------    ------------
Balance, September 30, 2002   $4,189,750   $ 2,592,694    $ 21,741,179    $(838,925)   $(96,619)   $ 27,588,079
                              ----------   -----------    ------------    ---------    --------    ------------

Balance, December 31, 2002    $4,189,750   $ 2,592,694    $ 22,415,485    $(812,600)   $(96,619)   $ 28,288,710

Net income                          ----          ----         940,784         ----        ----         940,784

Amortization of deferred
   stock compensation               ----          ----            ----       78,975        ----          78,975

Proceeds from issuance of
   stock-stock option plan          ----          ----            ----         ----      80,576          80,576
                              ----------   -----------    ------------    ---------    --------    ------------
Balance, September 30, 2003   $4,189,750   $ 2,592,694    $ 23,356,269    $(733,625)   $(16,043)   $ 29,389,045
                              ----------   -----------    ------------    ---------    --------    ------------

Balance, December 31, 2003    $4,223,444   $ 2,712,139    $ 24,254,899    $(707,300)   $   ----    $ 30,483,182

Net income                          ----          ----         941,026         ----        ----         941,026

Amortization of deferred
   stock compensation               ----          ----            ----       78,975        ----          78,975

Proceeds from issuance of
   stock-stock option plan       114,650       406,434            ----         ----        ----         521,084
                              ----------   -----------    ------------    ---------    --------    ------------
Balance, September 30, 2004   $4,338,094   $ 3,118,573    $ 25,195,925    $(628,325)   $   ----    $ 32,024,267
                              ----------   -----------    ------------    ---------    --------    ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
UNAUDITED

                                                                      2004            2003            2002
                                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income                                                      $    941,026    $    940,784    $  1,269,684
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                     135,000         225,000         175,000
        Depreciation and amortization                                    96,794          91,868          99,037
        Net accretion of securities discounts                           (10,048)        (70,326)        (83,282)
        Amortization of deferred stock compensation                      78,975          78,975          78,975
        Net change in:
             Accrued interest receivable                                  9,141         211,429         336,961
             Accrued interest payable                                    38,058          23,425         (29,513)
             Other assets                                              (108,440)         57,310         (37,997)
             Other liabilities                                          184,485          (2,960)        195,800
                                                                   ------------    ------------    ------------
             Net cash provided by operating activities                1,364,991       1,555,505       2,004,665
                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
   Maturities of investment securities                               42,410,000      18,150,000      16,000,000
   Principal repayments on investment securities                         91,094          42,764          67,304
   Purchases of investment securities                               (49,615,000)    (14,825,000)    (10,984,326)
   Net change in loans receivable                                      (537,523)     (4,108,817)     (2,587,428)
   Acquisitions of premises and equipment                              (293,387)        (40,584)        (59,419)
   Proceeds from sales of premises and equipment                           ----         354,480          10,363
                                                                   ------------    ------------    ------------
             Net cash provided by (used in) investing activities     (7,944,816)       (427,157)      2,446,494
                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                                  ----            ----          (1,543)
   Purchase of treasury stock                                              ----            ----          (4,845)
   Proceeds from issuance of stock-stock option plan                    521,084          80,576            ----
   Net increase (decrease) in non-interest
     bearing deposits                                                 2,857,115       2,105,075       1,689,720
   Net increase (decrease) in interest
     bearing deposits                                                 1,689,130       1,055,048      13,282,863
   Net increase (decrease) in borrowed funds                           (412,824)       (525,360)       (163,712)
                                                                   ------------    ------------    ------------
             Net cash provided by (used in) financing activities      4,654,505       2,715,339      14,802,483
                                                                   ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                     (1,925,320)      3,843,687      19,253,642
Cash and cash equivalents at January 1                               25,842,265      33,629,080      15,064,753
                                                                   ------------    ------------    ------------
Cash and cash equivalents at September 30                          $ 23,916,945    $ 37,472,767    $ 34,318,395
                                                                   ------------    ------------    ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                          SEPTEMBER 30, 2004
                                           BOOK         MARKET
                                          VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $32,605,000   $32,348,538
Other securities                          5,650,000     5,643,750
                                        -----------   -----------
                                        $38,255,000   $37,992,288
                                        -----------   -----------

                                            DECEMBER 31, 2003
                                          BOOK          MARKET
                                          VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,081,046   $29,124,083
Other securities                          2,050,000     2,050,000
                                        -----------   -----------
                                        $31,131,046   $31,174,083
                                        -----------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE
The composition of net loans receivabe is as follows:

                                SEPTEMBER 30  DECEMBER 31
                                    2004         2003
                                ------------  -----------
Commercial loans                $41,175,792   $40,013,237
Real estate loans                21,021,411    21,554,333
Cosumer loans                       908,595       806,893
                                -----------   -----------
                                 63,105,798    62,374,463
Less:
  Allowance for credit losses     1,080,131       800,000
  Unearned income                   154,983       106,302
                                -----------   -----------
                                $61,870,684   $61,468,161
                                -----------   -----------

NOTE 4
PREMISES AND EQUIPMENT
The major components of premises and equipment are as follows:

                                SEPTEMBER 30  DECEMBER 31
                                   2004          2003
                                ------------  -----------
Land                            $  240,705    $  300,705
Bank premises                      706,826       646,826
Leasehold improvements             232,594       183,023
Furniture and equipment          1,465,264     1,221,449
                                ----------    ----------
                                 2,645,389     2,352,003
Less accumulated depreciation
  and amortization               1,648,874     1,552,081
                                ----------    ----------
                                $  996,515    $  799,922
                                ----------    ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

The most noticeably changes in the Corporation's Balance Sheet since December 31, 2003 are increases in investment securities and deposits of $7,100,000 and $4,500,000, respectively.

The $7,100,000 increase in securities was mostly the result of investments in securities issued by US Government Agencies and with the increase in deposits, the Corporation's interest earning assets increased by approximately $8,500,000.

The allowance for credit losses increased by $280,000, which was due to credit loss provisions totaling $135,000 and recoveries totaling $145,000. At September 30, 2004 the allowance for credit losses totaled $1,080,131 which represented 35% of all loans that were past due or in nonaccrual.

Stockholders' equity increased by approximately $1,541,000 mainly because of the addition of current earnings totaling $941,000 and additional capital of $521,000 that resulted from stock options exercised by directors and employees. The Corporation continues to be classified as "Well Capitalized". At September 30, 2004 our risk-based capital ratio was 44.4% which is over five times the regulatory requirement.

The results of operations for the first three quarters of 2004, compared to the same period of 2003, show a slight decrease in income before taxes of approximately $65,000.

Although interest earning assets increased in volume, lower interest rates brought about decreases in interest income and expense of $178,000 and $176,000, respectively. The resulting $2,000 decrease in net interest income, although insignificant, is analyzed in detail on page 9.

Credit loss provisions totaled $135,000 during the current period compared to $225,000 during the first three quarters of 2003. Finally non-interest income decreased by $35,000 and non-interest expenses increased by $119,000.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

  BRUNSWICK BANCORP AND SUBSIDIARIES
  ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                       Increase (Decrease) Due to Changes in
                                       -------------------------------------
                                       Volume             Rates         Total
                                       ------             -----         -----
Nine Months Ended September 30, 2004
              Versus
Nine Months Ended September 30, 2003

Interest income on:
  Loans receivable                     $ (12)             $(318)        $(330)
  Securities held to maturity            367               (132)          235
  Short term investments                 (75)                (8)          (83)
                                       -----              -----         -----
         Total interest income           280               (458)         (178)
                                       -----              -----         -----
Interest expense on:
  Deposits                                (8)              (167)         (175)
  Borrowed funds                         ---                 (1)           (1)
                                       -----              -----         -----
         Total interest expense           (8)              (168)         (176)
                                       -----              -----         -----
         Net interest income           $ 288              $(290)        $  (2)
                                       -----              -----         -----

Quarter Ended September 30, 2004
              Versus
Quarter Ended September 30, 2003

Interest income on:
  Loans receivable                     $  21              $(102)        $ (81)
  Securities held to maturity            255               (106)          149
  Short term investments                 (51)                18           (33)
                                       -----              -----         -----
         Total interest income           225               (190)           35
                                       -----              -----         -----
Interest expense on:
  Deposits                                (4)               (28)          (32)
  Borrowed funds                         ---                 (1)           (1)
                                       -----              -----         -----
         Total interest expense           (4)               (29)          (33)
                                       -----              -----         -----
         Net interest income           $ 229              $(161)        $  68
                                       -----              -----         -----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended September 30, 2004.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                  BRUNSWICK BANCORP AND SUBSIDIARIS

   10/21/04                                        Carmen J. Gumina

--------------                            ---------------------------------
   Date                                   Carmen J. Gumina, President & CEO

   10/21/04                                         Thomas Fornale

--------------                            ----------------------------------
   Date                                       Thomas Fornale, Treasurer