Form 10-K
period 2004-12-31
BRUNSWICK BANCORP
filed 2005-03-29
CIK 771614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 8, 2005 was $31,950,568.

The number of shares of Registrant's Common Stock, no par value, outstanding as of February 8, 2005 was 2,173,508.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2005 annual meeting of stockholders.

                                BRUNSWICK BANCORP

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I
        Item 1.   Business                                                  1
        Item 2.   Properties                                                6
        Item 3.   Legal Proceedings                                         7
        Item 4.   Submission of Matters to a Vote of Security Holders
                     Executive Officers of the Registrant                   7

PART II
        Item 5.   Market for Registrant's Common
                     Equity and Related Stockholder Matters                 7
        Item 6.   Selected Financial Data                                   8
        Item 7.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       9-21
        Item 7A.  Quantitative and Qualitative Disclosures About
                     Market Risk                                           21
        Item 8.   Financial Statements and Supplementary Data              21
        Item 9.   Change in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                21
        Item 9A.  Controls and Procedures                                  21

PART III
        Item 10.  Directors and Executive Officers of the Registrant       22
        Item 11.  Executive Compensation                                   23
        Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters        23
        Item 13.  Certain Relationships and Related Transactions           23
        Item 14.  Principal Accountant Fees & Services                     23

PART IV
        Item 15.  Exhibits, Financial Statements, Schedules and Reports
                     on Form 8-K                                           24

                  Signatures                                               25

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

The Bank maintains its head office and 6 branches in Monmouth and Middlesex Counties, New Jersey.

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

Assessments - For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for BIF-member institutions for 2004 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .27% of insured deposits for institutions in the worst risk assessment classification.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to re-capitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0165% of insured deposits in 2004. These assessments will continue until the FICO bonds mature in 2017.

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

We have and anticipate that we will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

CAPITAL REQUIREMENTS

Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The level of risk associated with each category then weights the total dollar value of each category. A minimum total qualifying capital to risk-based assets ratio (Total Capital ratio) of 8 % is required. At least 4% of an institution's qualifying capital must consist of Tier 1 capital, and the rest may consist of Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity and certain qualifying hybrid instruments minus goodwill.

Tier 2 capital consists of an institution's allowance for possible loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 2004, the Company's Total risk weighted capital ratio was 42.14% and its Tier one risk weighted capital ratio was 41.11%. Such ratios exceed the current regulatory requirements.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, or those experiencing significant growth, must maintain a ratio of 100-200 basis points above the 3% minimum. As of December 31, 2004, the consolidated Company had a leverage capital ratio of 24.47%.

The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 2004. As of December 31, 2004, the Bank had a risk weighted capital ratio of 42.14% and a leverage capital ratio of 24.47%.

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

The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 ratio of at least 5.0 percent, and (iv) meets certain requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 ratio of at lest 4.6 percent, (iii) has a Tier 1 leverage ratio (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated I in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than
8.0 percent (ii) has a Tier 1 risk based capital of less than 4.0 percent, or
(iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than
3.0 percent is the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

HOLDING COMPANY SUPERVISION

Generally, the Bank Holding Company Act (BHCA) limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking of managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation "Y" has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and securities brokerage services. BB is not currently conducting these activities.

Under the Bank Holding Company Act, BB may not acquire directly or indirectly more than 5 percent of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions.

In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards and which elect to be classified as "financial holding companies" are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

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

The Bank maintains its head office in New Brunswick, New Jersey. The Bank operates out of its head office and 6 branch offices in Monmouth and Middlesex Counties.

At December 31, 2004, BB and its subsidiary Bank had deposits of $98,476,920, total loans of $65,675,788 and total assets of $131,749,454. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, residential and commercial real estate loans and internet banking. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 51 full-time employees as of December 31, 2004.

The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 2004, 67.30% of the loan portfolio is in commercial loans, 3.88% in construction first mortgage loans, 12.22% in commercial first mortgage loans, 15.31% in residential loans, and 1.29% in installment loans. The composition of the loan portfolio represents a shift from the year 2003. During 2004 a substantial portion of new commercial loans were made, there was an increase in construction first mortgage loans and a substantial increase in residential real estate loans. There was a reduction in commercial real estate loans. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity, securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical areas. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short-term maturity dates.

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

ITEM 2. PROPERTIES

The Bank currently operates from its main office and six branch offices. The Bank leases the main office and one branch. The Bank owns four of the branch offices.

The following is a list of offices the Bank owns:

                                            Approximate
    Branch                Address           Square Feet
    ------                -------           -----------
George Street      352 George Street
                   New Brunswick, NJ 08901    4,700

South Brunswick-   Monmouth Junction Road
Monmouth Junction  and Kingston Lane
                   Monmouth Jct., NJ 08852    2,000

Freehold           444 West Main Street
                   Freehold, NJ 07728         2,000

The following is a list of offices, which the Bank leases:

                                                               Expiration
    Branch               Address               Square Feet    Date of Lease
    ------               -------               -----------    -------------
Main Office      439 Livingston Avenue      8,400 and
                 New Brunswick, NJ 08901    4,000 (basement)  December 2010

Edison           Plainfield Avenue and
                 Metroplex Drive
                 Edison, NJ 08817           3,400             February 2024

North Brunswick  1060 Aaron Road            3,000             April 2021
                 North Brunswick, NJ 08902

Monroe Township  249 Applegarth Road        3,400             June 2024
                 Monroe Township, NJ 08831

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

No matters were submitted to a vote of shareholders of BB during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

BB had 277 shareholders of record as of December 31, 2004.

Brunswick Bancorp is listed on the American Stock Exchange under the symbol "BRB". The quarterly information represents the high and low sales price as it is reported by the exchange.

                       2004                  2003
                 ----------------      ----------------
                 High        Low       High        Low
                 -----      -----      -----      -----
1st Quarter      17.95      16.05      12.25      11.75
2nd Quarter      17.30      15.25      16.75      11.40
3rd Quarter      15.90      14.10      16.50      14.50
4th Quarter      15.00      14.00      17.10      15.50

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

As of December 31, 2004, approximately $13.6 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. The Registrant issued a 20% stock dividend in 1999 and a 10% stock dividend in 2002. The Board of Directors will review its dividend policy on an ongoing basis.

STOCK SPLIT

The Board of Directors declared a Two Shares for One Share stock split payable on January 14, 2001 to stockholders of record on December 31, 1999. The stock split resulted in the Company issuing 902,266 shares. These financial statements give retroactive effect to the stock split.

Earnings per share have been restated to reflect the stock split declared.

In November 2004, the Company's Board of Directors approved a stock repurchase program whereby up to $5,000,000 of common stock may be purchased from time to time at the discretion of management. The following table provides information on stock repurchases during the fourth quarter of 2004:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (d) MAXIMUM
                                            (c) TOTAL           NUMBER (OR
                                            NUMBER OF          APPROXIMATE
                 (a)TOTAL               SHARES (OR UNITS)    DOLLAR VALUE) OF
                NUMBER OF   (b)AVERAGE    PURCHASED AS      SHARES (OR UNITS)
                SHARES (OR  PRICE PAID  PART OF PUBLICLY     THAT MAY YET BE
                  UNITS)    PER SHARE    ANNOUNCED PLAN       PURCHASED UNDER
    PERIOD      PURCHASED   (OR UNIT)      OR PROGRAMS     THE PLANS OR PROGRAM
--------------  ----------  ----------  -----------------  --------------------
October, 2004        0               -            -             $5,000,000
November, 2004       0               -            -             $5,000,000
December, 2004  11,239      $    13.00       11,239             $4,853,893
                ------      ----------       ------             ----------
Total           11,239      $    13.00       11,239             $4,853,893
                ------      ----------       ------             ----------

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data concerning BB:

                                                         Year Ended December 31
                                   ------------------------------------------------------------------
                                              (Dollars in Thousands Except Per Share Data)
                                   ------------------------------------------------------------------
                                      2004          2003          2002           2001         2000
                                   -----------   -----------   -----------   -----------   ----------
Interest income                    $     6,469   $     6,711   $     7,566   $     8,198   $    8,455
Interest expense                           320           499           720         1,467        2,006
Net interest income                      6,149         6,212         6,846         6,731        6,449
Provision for credit losses/
  (recoveries on non-performing
  assets)                                  (93)         (207)         (212)         (124)         258
Net interest income after
  provision for credit losses/
  (recoveries on non-performing
  assets)                                6,242         6,149         7,058         6,855        6,191
Non-interest income                        901           953           968           946        1,087
Other expenses                           4,653         4,526         4,747         4,802        4,425
Income before income taxes               2,490         2,846         3,278         2,999        2,853
Income tax expense                         985         1,007         1,334         1,174        1,226
Net income                               1,505         1,839         1,944         1,825        1,627
Net income per share                       .70           .91           .96           .91          .84
Diluted earnings per share                 .68           .88           .95           .90          .83
Cash dividends per share                     0             0             0             0            0
Weighted average number
of shares outstanding-basic          2,162,200     2,021,597     2,019,256     2,009,572    1,925,543
                   -diluted          2,203,554     2,087,837     2,045,624     2,038,991    1,951,386

                                  Summary Consolidated Balance Sheets
                            ------------------------------------------------
                              (Dollars in Thousands Except Per Share Data)
                            ------------------------------------------------
                              2004      2003      2002      2001      2000
                            --------  --------  --------  --------  --------
Total assets                $131,749  $120,769  $122,707  $109,004  $118,499
Deposits                      98,477    89,414    93,321    81,628    93,411
Other liabilities                454       872     1,097     1,130       762
Stockholders' equity          32,818    30,483    28,289    26,246    24,326
Total shareholder's equity
    per outstanding share   $  15.02  $  14.44  $  13.50  $  13.78  $  13.05
                            ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review of Brunswick Bancorp (the "Company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly owned subsidiary, Brunswick Bank & Trust Company (the "Bank") for the years ended December 31, 2004, 2003 and 2002. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. Brunswick Bancorp disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved, and these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions nationally and in our trade area, as well as the continuing credit worthiness of our customers and the strength of the real estate market in our primary trade area.

CRITICAL ACCOUNTING MATTERS

Note 1 to the Company's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operation.

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

Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent on conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, would adversely affect our future results of operation.

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

RESULTS OF OPERATIONS

The Company's 2004 net income amounted to $1,504,579, or $0.68 per diluted share, which was $334,835, or 18.2%, lower than income of $1,839,414, or $0.88 per diluted share in 2003. Net income for 2003 was $104,576 lower than 2002 income of $1,943,990, or $0.95 per diluted share. Basic net income per share was $.70, $.91 and $.96, respectively in 2004, 2003 and 2002.

The decrease in net income in 2004 is due mainly to the net interest income decrease of $62,000 as interest income declined by $242,500, or 3.6%, while interest expense declined by $180,372 or 36.10%. In addition, other income and provision for credit recoveries decreased by $167,168. Also expenses in 2004 increased by $127,000 to $4.653 million in 2004 from $4.526 million in 2003, while Income tax expense decreased $22,000 compared to 2003.

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

Due to its historically low levels of loan charge-offs, during each of 2004, 2003 and 2002, the Company did not take any provision for loan losses. In each of the last three years, the Company recognized recoveries on previously charged-off assets.

Return on assets for the years ended December 31, 2004, 2003 and 2002 was 1.18%, 1.48% and 1.64%, respectively while the return on equity recorded during the same periods amounted to 4.77%, 6.30% and 7.14% (average).

Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market. The Company will consider future expansion through additional branches, geographic areas or a possible acquisition if the opportunity arises.

Income Statement Analysis, 2004 vs. 2003

Our net income has been adversely impacted during the three-year period ended December 31, 2004 by declines in market rates of interest on interest earning assets like loans and investment securities. Although our cost of interest bearing liabilities has also declined during this period, the reduction has not kept pace with the decline in yield on interest earning assets, due in large measure to the low level of cost of interest bearing deposits at the start of the period. For the year ended December 31, 2003, our cost of interest bearing liabilities was .78%, and it declined by 26 basis points to 0.52%. At the same time, our yield on interest earning assets declined by 38 basis points, from 5.96% for the year ended December 31, 2003 to 5.58% in the current year. Although we have experienced volume increases in earning assets during this period, they have not been sufficient to offset the reduction in yield.

In 2004 income before income taxes decreased from 2003 by $356,000. This decrease occurred mainly because of a decrease in net interest income, which was lower due to a substantial decrease in interest rates on loans, deposits and investments.

Interest income decreased by $242,000 and interest expense decreased by $180,000 which resulted in a $63,000 overall decrease in net interest income. The following table illustrates how volume and interest rates affected net interest income.

Interest income:
     Effect of increased volume              $ 543,000
     Effect of decreased interest rates       (785,000)
Interest expense:
     Effect of decreased volume                 11,000
     Effect of decreased interest rates        169,000
                                             ---------
Decrease in net interest income              $  62,000
                                             =========

In the current year, other income which consists of service fees and credit recoveries, decreased by $167,000 and other expenses were up $127,000.

The increase in other expenses was due mainly to increase of salaries and employee benefits of $35,000 and occupancy expenses increasing $101,000, offsetting the increases were equipment and other expenses decreasing by $9,000.

The decline in the Company's income tax expense reflects the company's reduced level of earnings in 2004.

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

Interest income:
    Effect of increased volume              $   446,000
    Effect of decreased interest rates       (1,301,000)
Interest expense:
    Effect of decreased volume                  (10,000)
    Effect of decreased interest rates          230,000
                                            -----------
Increase in net interest income             $   635,000
                                            ===========

In 2003, other income decreased by $14,000 and other expenses declined by $221,000 compared to 2002.

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

Balance Sheet Analysis

Total assets increased by $11 million from December 31, 2003 to December 31, 2004. This was due primarily to an increase in customer deposits of $9 million. The most notable change in 2004 was the increase in Federal funds of $13 million compared to the previous year. Management's decision to shift back to Federal funds from money market with corresponding banks was due to the increase of Federal funds rate over the money market rates available from the corresponding banks, and deposit inflows continuing to exceed new loan demand.

During 2004, securities increased by $3,374,000, and loans increased by $4,208,000 compared to the year-end 2003.

The increase in investment securities reflects management's decision to invest excess liquidity in longer-term investments, while still maintaining a strong cash and equivalents position.

The Company has sought to emphasize commercial lending to enhance its interest income. Since 1999, commercial loans, mostly consisting of loans to finance the purchase of equipment and renovation and expansion of business premises have increased from $4.8 million, or 12% of the loan portfolio, to $44.8 million, or 67.3% of the loan portfolio.

On the liability side of the balance sheet total deposits increased by $9,062,000 for the year ending December 31, 2004 compared to the prior year ending December 31, 2003.

Non-interest bearing demand deposits increased by $728,000, savings and NOW deposits increased by $8,905,000 and time deposits decreased by $570,000. The most substantial increase was the increase of NOW accounts, which is connected to the deposit balances of a single governmental entity customer. This customer's account balances traditionally vary depending upon the timing and amount of tax collections.

Stockholders' equity, increased by $2,335,000 with the addition of 2004 net income of $1,505,000, proceeds from exercised employee stock options of $664,000, amortization of deferred stock compensation of $105,000, in addition tax benefit of the exercised stock option plan of $207,000 less the purchase of treasury stock of $146,000.

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

The Company's liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 2004, cash and due from banks totaled $6.9 million; Federal funds totaled $22 million, and investment securities maturing within one year totaled $650 thousand.

In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $1.6 million in 2004, $1.4 million in 2003 and $2.1 million in 2002. In 2004, investing activities used $7.8 million primarily to purchase of investment securities in excess of maturities resulting in a net purchase of securities of $3.4 million, net increase of the loans receivable $4.1 million and purchase of fixed assets of $333,000. Financing activities provided cash of approximately $9.2 million due to the increases in non-interest bearing deposits of $700,000, interest bearing deposits of $8.3 million and proceeds from issuance of common stock from stock option plan of $664,000, less decrease in borrowed funds of $328,000 and purchase of treasury stock of $146,000.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, consisting of commitments to extend credit, letters of credit, commercial lines of credit and consumer lines of credit, totaled $9,507,000 at December 31, 2004. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk the Company.

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

                                               Payments due by period
                                     ------------------------------------------
                                     Less than                        More than
                              Total   1 year    1-3 years  3-5 years   5 years
                             ------  ---------  ---------  ---------  ---------
Operating lease obligations  $7,776     $570      $1,180     $1,248     $4,778
                             ------     ----      ------     ------     ------

Total                        $7,776     $570      $1,180     $1,248     $4,778
                             ======     ====      ======     ======     ======

The following table sets forth the Company's capital ratios at each of the periods indicated as well as the required minimum regulatory ratios.



                                   December 31,          Minimum
                             -----------------------    Regulatory
                              2004          2003        Guidelines
                             -------     -----------    ----------
Risk-based capital ratios
Tier 1                         41.11%          43.98%     4.000%
Total capital                  42.14%          45.16%     8.000%
Capital (in thousands)
Tier I capital               $31,994     $    29,912
Tier II capital (1)              800             800
                             -------     -----------
                             $32,794     $    30,712
                             =======     ===========

(1) Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

The following table sets forth the maturity distribution for the above loan portfolio at December 31, 2004.

Maturities and Sensitivities of Loans to Changes in Interest Rates:

                                       After 1    After 5
                                        Year       Years      Greater
                            Within     within      within       then
                            1 Year     5 Years    15 Years    15 Years     Total
                            -------    -------    --------    --------    -------
Commercial
    Fixed rate              $ 5,956    $23,048    $  8,087    $      -    $37,091
    Variable rate             3,874      3,397         473           -      7,744
Real estate mortgage
    Fixed rate                4,120     13,438         625           -     18,183
    Variable rate                 -          -         155           -        155
Real estate construction
    Fixed rate                  500        351           -           -        851
    Variable rate                 -      1,736           -           -      1,736
Installment
    Fixed rate                   35        816           -           -        851
    Variable rate                10          -           -           -         10
                            -------    -------    --------    --------    -------
Total Loans                 $14,495    $42,786    $  9,340           -     66,621
Less: Allowance for
          credit losses                                                       800
          Unearned fees                                                       145
                                                                          -------
Net Loans                                                                 $65,675
                                                                          =======

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

Construction loans are first mortgage loans in all cases delinquency, non-accrual, and foreclosure proceedings are handled in the same manner as other loans secured by real estate. Once a loan is placed on non-accrual, interest previously accrued and uncollected is reversed and charged against current earnings. Subsequent interest income would be recognized on these loans only to the extent collections exceed principal outstanding.

Due to our historic low level of non-performing assets, we have not recognized an additional provision for possible loan losses since 2000. At December 31, 2004, our allowance for loan losses equaled 1.20% of our outstanding loans and 86.3% of the total of non-accrual loans and loans past due 90 days or more and still accruing.

The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                              December 31,
                                               ------------------------------------------
                                               2004     2003     2002      2001      2000
                                               ----     ----     ----     ------     ----
Non-accrual loans                              $113     $758     $654     $1,629     $698
Loans, past due 90 days or more                 814       44       24        275      998
Other real estate owned                           0        0        0          0        0
Percentage of non-performing loans to gross
loans outstanding                              1.39%    1.29%    1.14%      3.34%    3.14%

If the above non-accrual loans at December 31, 2004 had been current, interest income for 2004 would have been approximately $129 greater than that recorded. Delinquency rates at December 31, 2004 were substantially higher then 2003 and 2002. Management believes the Bank will not incur substantial losses because of this trend, because the delinquent loans are well collateralized.

Interest Rate Sensitivity Management

The accompanying table, a quantification of the Company's interest rate exposure at December 31, 2004, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                           Interest Rate Sensitivity*
                               --------------------------------------------------
                                                       After
                                             After      One     After
                                            Three       but     Five
                                Within    but Within  Within    Years
                                Three       Twelve     Five     within
                                Months      Months     Years   15 Years   Total
                               --------   ----------  -------  --------  --------
Assets
    Federal funds sold         $ 22,000   $       -   $     -  $      -  $ 22,000
    Investment securities             -         650    30,355     3,500    34,505
    Loans, net (a)                3,068      10,481    42,787     9,340    65,676
                               --------   ---------   -------  --------  --------
                               $ 25,068   $  11,131   $73,142  $ 12,840  $122,181
                               ========   =========   =======  ========  ========

Liabilities
    Total deposits (b)         $ 37,412   $   6,986   $21,460  $      -  $ 65,858
    Borrowed funds                  279           -         -         -       279
                               --------   ---------   -------  --------  --------
                               $ 37,691   $   6,986   $21,460  $      -  $ 66,137
                               ========   =========   =======  ========  ========

Interest rate sensitivity gap
Cumulative interest             (12,623)      4,145    51,682    12,840
                               --------   ---------   -------  --------  --------
                               $(12,623)  $  (8,478)  $43,204  $ 56,044  $ 56,044
                               ========   =========   =======  ========  ========

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

Unadopted Financial Accounting Standards Board Statements

As of December 31, 2004, there are no unadopted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                   (In thousands)
                                                                Year Ended December 31,
                                          2004                            2003                          2002
                              ----------------------------  -----------------------------  -----------------------------
                               Average             Average    Average             Average    Average             Average
                               Balance              Yield     Balance              Yield     Balance              Yield
                              Sheet (2)  Interest    Rate    Sheet (2)  Interest    Rate    Sheet (2)  Interest    Rate
                              ---------  --------  -------  ----------  --------  -------  ----------  --------  -------
Interest-earning assets
   Federal funds sold         $  20,098  $    233   1.16%   $   19,877  $    178   0.90%   $   20,092  $    287   1.43%
   Money market funds               399         4   1.00%       11,235       115   1.02%            -         -
   Investment securities
     taxable                     33,504     1,406   4.20%       21,339     1,231   5.77%       31,438     1,879   5.98%
   Loans, net                    61,930     4,826   7.79%       60,203     5,187   8.62%       56,463     5,400   9.56%
                              ---------  --------   ----    ----------  --------   ----    ----------  --------   ----
                              $ 115,931  $  6,469   5.58%   $  112,654  $  6,711   5.96%   $  107,993  $  7,566   7.01%
                                         --------   ----                --------   ----                --------   ----

Noninterest-earning assets
   Deposits in bank               8,915                          9,355                          7,488
   Other (1)                      2,477                          2,241                          2,715
                              ---------                     ----------                     ----------
                              $ 127,323                     $  124,250                     $  118,196
                              =========                     ==========                     ==========

Interest-bearing liabilities
   Savings deposits           $  18,968  $     48   0.25%   $   17,419  $     86   0.49%   $   16,821  $    138   0.82%
   Demand deposits               31,543       109   0.35%       34,128       176   0.52%       32,667       272   0.83%
   Time deposits                 11,379       161   1.41%       11,969       236   1.97%       12,072       306   2.53%
Short term debt                     208         2   0.96%          179         2   1.12%          277         4   1.44%
                              ---------  --------   ----    ----------  --------   ----    ----------  --------   ----
                                 62,098       320   0.52%       63,695       500   0.78%       61,837       720   1.16%
                                         --------   ----                --------   ----                --------   ----

Noninterest-bearing
   Demand deposits               32,913                         30,801                         28,475
   Other                            450                            543                            652
                              ---------                     ----------                     ----------
                                 95,461                         95,039                         90,964

Stockholders' equity             31,562                         29,211                         27,232
                              ---------                     ----------                     ----------
                              $ 127,023                     $  124,250                     $  118,196
                              =========                     ==========                     ==========
Interest rate spread                                5.06%                          5.18%                          5.85%
                                                    ====                           ====                           ====

Net yield on total
     earning assets           $ 115,931  $  6,149   5.30%   $  112,654  $  6,211   5.51%   $  107,993  $  6,846   6.34%
                              =========  ========   ====    ==========  ========   ====    ==========  ========   ====

(1) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(2)   Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

The following table shows the approximate effect on the Company's net interest income of volume and rate changes in interest-earning assets and interest-bearing liabilities for the years ended December 31, 2004, 2003, and 2002 calculated on a tax-equivalent basis, using a 34% Federal rate. Any change in interest income or interest expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

                                                             (In thousands)
                                            2004 Versus 2003               2003 Versus 2002
                                           Increase (Decrease)            Increase (Decrease)
                                            Due to Changes in              Due to Changes in
                                       ----------------------------  -----------------------------
                                                Average     Total             Average      Total
                                       Average  Yield/    Increase   Average   Yield/    Increase
                                        Volume   Ratio   (Decrease)   Volume   Ratio    (Decrease)
                                       -------  -------  ----------  -------  --------  ----------
Interest and dividend income
  Federal funds sold & money mkt       $ (105)  $   49   $     (56)  $  126   $  (120)  $       6
  Investment securities
     taxable                              604     (429)        175      (45)     (603)       (648)
  Loans, net                               44     (405)       (361)     365      (578)       (213)
                                       ------   ------   ---------   ------   -------   ---------

       Total interest income              543     (785)       (242)     446    (1,301)       (855)
                                       ------   ------   ---------   ------   -------   ---------

Interest expense
  Savings deposits                         (4)      42          38       (3)       55          52
  Demand deposits                          10       57          67       (8)      104          96
     Time deposits                          5       70          75        -        70          70
     Short term debt                        -        -           -        1         1           2
                                       ------   ------   ---------   ------   -------   ---------

       Total interest expense              11      169         180      (10)      230         220
                                       ------   ------   ---------   ------   -------   ---------

       Changes to net interest income  $  554   $ (616)  $     (62)  $  436   $(1,071)  $    (635)
                                       ------   ------   ---------   ------   -------   ---------

Investment Portfolio

The following table shows the net carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                            2004      2003    2002      2001    2000
                           -------  -------  -------  -------  -------
Obligations of other U.S.
   Government agencies     $29,105  $29,081  $25,969  $32,964  $20,410
Other securities             5,400    2,050    1,950    1,950    1,950
                           -------  -------  -------  -------  -------
        Total investment
           securities      $34,505  $31,131  $27,919  $34,914  $22,360
                           =======  =======  =======  =======  =======

Maturities and Average Weighted Yields of Investment Securities

The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 2004 (in thousands). Yields on tax exempt securities are presented on fully tax-equivalent basis using a 34% Federal tax rate.

                           Due Under 1 Year   Due 1-5 Years   Due 5-10 Years   Due Over 10 Years
                           ----------------  ---------------  ---------------  ------------------
                           Amount     Yield   Amount   Yield   Amount   Yield  Amount       Yield
                           ------     -----  --------  -----  --------  -----  ------       -----
Obligations of other U.S.
 Government agencies       $    -     0.00%  $ 25,605  3.76%  $  3,500  4.00%  $    -       0.00%

Other securities              650     7.16%     4,750  4.33%         -  0.00%       -       0.00%
                           ------     ----   --------  ----   --------  ----   ------       ----
     Total investment
        securities         $  650     6.75%  $ 30,355  4.17%  $  3,500  0.00%  $    -       0.00%
                           ======     ====   ========  ====   ========  ====   ======       ====

Loan Portfolio

The following tables set forth the composition of the Company's gross loan portfolio as of the dates indicated (in thousands):

                                             December 31,
                               2004      2003     2002     2001    2000
                              -------  -------  -------  -------  -------
Types of loans
  Commercial and financial    $44,835  $40,013  $31,362  $25,902  $18,484
  Real estate - mortgage       18,338   20,928   25,543   25,650   25,383
  Real estate - construction    2,587      626    1,855    4,571    9,073
  Installment                     861      807      681      847    1,017
                              -------  -------  -------  -------  -------
    Total loans               $66,621  $62,374  $59,441  $56,970  $53,957
                              =======  =======  =======  =======  =======

Except for loans included in the above table there were no loans at December 31, 2004 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 2004, the total loan portfolio was approximately $66.6 million. As of the same date, the commercial loan portfolio totaled approximately $44.8 million. There are no concentrations exceeding ten percent of total loans.

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

                                       (in thousands)
                                   Year Ended December 31,
-----------------------------------------------------------------------------------
                                    2004       2003       2002       2001      2000
                                   ------     -----      -----      -----      ----
Balance at beginning of period     $ 800      $ 800      $ 800      $ 800      $800
Charge-offs
    Commercial & financial            43          9          -        130       196
    Real estate - mortgage             -          -          -          -        50
    Real estate - construction         -          -          -          -         -
    Installment                        9          5         33          -        12
                                   -----      -----      -----      -----      ----
                                      52         14         33        130       258
                                   -----      -----      -----      -----      ----

Recoveries
    Commercial & financial            50        200        107          -         -
    Real estate - mortgage            95         20        136        254         -
    Real estate - construction         -          -          -          -         -
    Installment                        -          1          2          -         -
                                   -----      -----      -----      -----      ----
                                     145        221        245        254         -
                                   -----      -----      -----      -----      ----
    Net charge-offs                  (93)      (207)      (212)      (124)        0

Additional charges (recoveries)
to operations                        (93)      (207)      (212)      (124)      258
                                   -----      -----      -----      -----      ----
Balance at end of period           $ 800      $ 800      $ 800      $ 800      $800
                                   =====      =====      =====      =====      ====
Ratio of net
charge-offs/(recoveries) during
the period to average loans
outstanding during the period       (.15%)    (.344%)    (.375%)    (.233%)    .543%
                                   =====      =====      =====      =====      ====

Allocation of the Allowance for Loan Losses

                                   Commercial
                                      Real      Real         Real
                                     Estate     Estate      Estate
December 31,           Commercial   Mortgage   Mortgage  Construction  Installment  Total
------------           ----------  ----------  --------  ------------  -----------  -----
2004
  Amount                  $536        $ 96       $128        $ 32         $ 8       $800
  Percentage of total       67%         12%        16%          4%          1%       100%
2003
  Amount                   512         200         72           8           8        800
  Percentage of total       64%         25%         9%          1%          1%       100%
2002
  Amount                   424         184        160          24           8        800
  Percentage of total       53%         23%        20%          3%          1%       100%
2001
  Amount                   360         192        168          64          16        800
  Percentage of total       45%         24%        21%          8%          2%       100%
2000
  Amount                   272         192        184         136          16        800
  Percentage of total       34%         24%        23%         17%          2%       100%

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

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

                           2004      2003        2002      2001       2000
                         -------    -------    -------    -------    -------
Non-interest bearing:
  Demand deposits        $32,618    $31,891    $32,931    $29,118    $27,906
Interest bearing:
  Savings deposits        20,610     21,458     15,051     15,460     15,701
  Time deposits           11,297     11,867     11,732     12,719     15,724
  NOW demand
   deposits               33,952     24,198     33,607     24,331     34,080
                         -------    -------    -------    -------    -------
    Total deposits       $98,477    $89,414    $93,321    $81,628    $93,411
                         =======    =======    =======    =======    =======

The maturities of time deposits of $100,000 or more at December 31, 2004 are summarized as follows:

Under 3 months   $1,511
3 to 6 months     1,152
6 to 12 months    2,440
Over 12 months      311
                 ------
                 $5,414
                 ======

Return on Equity and Assets

The Following are selected ratios for the years ended December 31,

                              2004       2003       2002       2001       2000
                             ------     ------     ------     ------    ------
Return on assets              1.18%      1.48%      1.64%      1.62%     1.46%
Return on equity              4.77%      6.30%      7.14%      7.27%     6.96%

Average equity to
      average assets         24.85%     23.51%     23.04%     22.27%    20.97%

Dividend payout ratio         0.00%      0.00%      0.00%      0.00%     0.00%

Short-term borrowing

Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 2004, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk is interest rate risk. This information is included with item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations Interest Rate Sensitivity Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contain the information required by Item 8 and that information is incorporated herein following corporate officers corporate certifications page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period reported on in this report.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information about our executive officers that are not also directors:

Name, Position with Registrant                                        Principal Occupation During
          And Age                               Officer Since               Past Five Years
------------------------------                  -------------         ----------------------------
Roman Gumina, Chief Operating                       1987              Officer of the Bank
Officer, 45
Thomas A. Fornale, Secretary &                      1989              Officer of the Bank
Treasurer, 66

We have a code of conduct that applies to all Directors, officers and employees, including our principal executive officer and principal financial officer (who is also our principal accounting officer). Our code of conduct governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. A copy of our code of conduct is incorporated by reference into this annual report on Form 10-K.

Our Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit and Finance, Compensation and Nominating/Governance Committees of the Board of Directors.

You can obtain a printed copy of any of the materials referred to above by contacting us at the following address:

                          Brunswick Bank & Trust
                           C/o Brunswick Bancorp
                           439 Livingston Avenue
                        New Brunswick, NJ 08901
                        Telephone: 1-732-247-5800

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the captions "Executive Compensation," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

The Proxy Statement for our 2005 Annual Meeting will contain under the caption "Beneficial Ownership of Common Stock by Management and Principal Shareholders" the information required by Item 12 and that information is incorporated herein by reference.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

                                                                                            Number of
                                                                                            securities
                                                                                            remaining
                                                                                           available for
                                                                                              future
                                                                              Weighted -     issuance
                                                                               average     under equity
                                                   Number of securities        exercise    compensation
                                                     to be issued upon         price of        plans
                                                        exercise of          outstanding    (excluding
                                                   outstanding options,        options,     securities
                                                       warrants and            warrants    reflected in
         Plan category                                    rights             and rights       column
         -------------                             --------------------      -----------   -------------
Equity compensation plans approved
by security holders                                       76,675                 $ 9.09           -0-

Equity compensation plans not approved by
security holders                                             -0-                    -0-           -0-
                                                          ------                 ------        ------
Total                                                     76,675                 $ 9.09           -0-
                                                          ======                 ======        ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement for our 2005 Annual Meeting will contain under the caption "Certain Transactions with Management and the caption "Compensation Committee Interlocks and Insider Participation" the information required by Item 13 and that information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption "Our Relationship with Our Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)&(2) Financial Statements and
           Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 2004, 2003 and 2002 are following signature page number 25.

Independent Auditors' Report

Consolidated Statements of Financial Condition - Years Ended December 31, 2004 and 2003

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements - Years Ended December 31, 2004 and 2003

Schedules to the Consolidated of Financial Condition required under Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   Exhibits

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

              (14) Code of Ethics. Incorporated by reference to Form 10-K for the year Ended December 31, 2003.

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

(c)   Not applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRUNSWICK BANCORP

/s/ Carmen Gumina
----------------------
By: Carmen Gumina
Chairman of the Board

March 22, 2005
Dated:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed-below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                          Title                     Date

/s/ Frederick Perrine
------------------------------                                    March 22, 2005
Frederick Perrine                           Director,
                                            Vice Chairman
/s/ Joseph DeMarco
------------------------------                                    March 22, 2005
Joseph DeMarco                              Director

/s/ Dominick Faraci
------------------------------                                    March 22, 2005
Dominick Faraci                             Director

/s/ Carmen J. Gumina
------------------------------                                    March 22, 2005
Carmen J. Gumina                    Chief Executive Officer,
                                    Chairman of the Board
                                    (Principal Executive Officer)
/s/ Phillip W. Barrood
------------------------------                                    March 22, 2005
Phillip W. Barrood                          Director

/s/ Michael Kaplan
------------------------------                                    March 22, 2005
Michael Kaplan                              Director

/s/ Richard A. Malouf
------------------------------                                    March 22, 2005
Richard A. Malouf                           Director

/s/ James V. Gassaro
------------------------------                                    March 22, 2005
James V. Gassaro                            Director

/s/ Robert Sica
------------------------------                                    March 22, 2005
Robert Sica                                 Director

/s/ Frank Gumina Jr.
------------------------------                                    March 22, 2005
Frank Gumina Jr.                              Director

/s/ Gary S. Russo
------------------------------                                    March 22, 2005
Gary S. Russo                                 Director

/s/ Thomas A. Fornale
------------------------------                                    March 22, 2005
Thomas A. Fornale                       Secretary-Treasurer
                                        Controller, (Principal
                                        Accounting/Financial
                                        Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                               FINANCIAL STATEMENT
                                   YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                         2

     Consolidated Statements of Income                                   3

     Consolidated Statements of Stockholders' Equity                     4

     Consolidated Statements of Cash Flows                               5

     Notes to Consolidated Financial Statements                         6-23

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES

I have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Bancorp's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Michael R. Ferraro, CPA
February 7, 2005
Matawan, NJ

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                    2004              2003
                                                                -------------     -------------
ASSETS
     Cash and due from banks                                    $   6,904,689     $  16,842,265
     Federal funds sold                                            22,000,000         9,000,000
                                                                -------------     -------------
          Total cash and cash equivalents                          28,904,689        25,842,265
     Securities held to maturity                                   34,505,000        31,131,046
   Loans                                                           66,475,788        62,268,161
     Allowance for loan losses                                       (800,000)         (800,000)
                                                                -------------     -------------
          Net loans                                                65,675,788        61,468,161

     Premises and equipment, net                                      992,910           799,922
     Accrued interest receivable                                      678,327           536,161
     Other assets                                                     992,740           991,245
                                                                -------------     -------------
          TOTAL ASSETS                                          $ 131,749,454     $ 120,768,800
                                                                =============     =============
LIABILITIES AND STOCKHOLDERS EQUITY
   Deposits
     Non-interest bearing                                       $  32,618,470     $  31,890,613
     Interest bearing                                              65,858,450        57,523,877
                                                                -------------     -------------
          Total deposits                                           98,476,920        89,414,490
     Borrowed funds                                                   278,661           606,582
     Accrued interest payable                                          65,620            76,953
     Other liabilities                                                109,838           187,593
                                                                -------------     -------------
          TOTAL LIABILITIES                                        98,931,039        90,285,618
                                                                -------------     -------------
STOCKHOLDERS' EQUITY
    Preferred stock-no stated value
        10,000,000 shares authorized and no shares
        issued and outstanding at December 31, 2004 and 2003
    Common stock - no par value
        10,000,000 shares authorized; 2,184,747 and
        2,111,722 shares issued and outstanding at
        December 31, 2004 and 2003                                  4,369,494         4,223,444
      Additional paid-in capital                                    3,437,550         2,712,139
      Retained earnings                                            25,759,478        24,254,899
      Deferred stock compensation                                    (602,000)         (707,300)
      Treasury stock at cost, 11,239 and -0- shares
        at December 31, 2004 and 2003                                (146,107)                -
                                                                -------------     -------------
          TOTAL STOCKHOLDERS' EQUITY                               32,818,415        30,483,182
                                                                -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $ 131,749,454     $ 120,768,800
                                                                =============     =============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                           2004             2003            2002
                                                        -----------     -----------     -----------
INTEREST INCOME
  Interest on loans                                     $ 4,825,606     $ 5,186,656     $ 5,400,235
  Interest on investments                                 1,406,438       1,230,794       1,878,728
  Interest on federal funds sold                            232,954         178,452         287,243
  Interest on deposits with banks                             3,952         115,548               -
                                                        -----------     -----------     -----------
     TOTAL INTEREST INCOME                                6,468,950       6,711,450       7,566,206
                                                        -----------     -----------     -----------

INTEREST EXPENSE
  Interest on deposits                                      317,812         498,237         716,178
  Interest on borrowed funds                                  1,736           1,683           3,902
                                                        -----------     -----------     -----------
        Total interest expense                              319,548         499,920         720,080
                                                        -----------     -----------     -----------
     NET INTEREST INCOME                                  6,149,402       6,211,530       6,846,126
Provision for credit recoveries                             (93,219)       (207,752)       (211,885)
                                                        -----------     -----------     -----------

    NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES     6,242,621       6,419,282       7,058,011
                                                        -----------     -----------     -----------

OTHER INCOME
 Service charges on deposit accounts                        643,978         672,332         716,276
 Other service charges and fees                             237,740         231,684         222,373
 Other income                                                19,086          49,423          29,064
                                                        -----------     -----------     -----------
     TOTAL OTHER INCOME                                     900,804         953,439         967,713
                                                        -----------     -----------     -----------

OTHER EXPENSES
 Salaries and employee benefits                           2,653,497       2,618,575       2,587,379
 Occupancy expenses                                         834,074         733,192         735,592
 Equipment expenses                                         185,646         186,263         202,226
 Other expenses                                             980,508         988,409       1,222,021
                                                        -----------     -----------     -----------
     TOTAL OTHER EXPENSES                                 4,653,725       4,526,439       4,747,218
                                                        -----------     -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                          2,489,700       2,846,282       3,278,506

Income tax expense                                          985,121       1,006,868       1,334,516
                                                        -----------     -----------     -----------
     NET INCOME                                         $ 1,504,579     $ 1,839,414     $ 1,943,990
                                                        ===========     ===========     ===========
NET INCOME PER SHARE OF COMMON STOCK:
 Basic Earnings per share                               $      0.70     $      0.91     $      0.96
                                                        ===========     ===========     ===========
 Diluted Earnings per share                             $      0.68     $      0.88     $      0.95
                                                        ===========     ===========     ===========
 Average shares outstanding-basic                         2,162,200       2,021,597       2,019,256
                                                        ===========     ===========     ===========
 Average shares outstanding-diluted                       2,203,554       2,087,837       2,045,624
                                                        ===========     ===========     ===========

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                  ADDITIONAL                     DEFERRED
                                      COMMON        PAID-IN       RETAINED        STOCK        TREASURY
                                       STOCK        CAPITAL       EARNINGS     COMPENSATION      STOCK          TOTAL
                                    -----------   ----------    -----------    ------------   ----------    ------------
Balance December 31, 2001           $ 3,809,064   $2,973,380    $20,473,038    $ (917,900)    $  (91,774)   $ 26,245,808
Net income for 2002                           -            -      1,943,990             -              -       1,943,990
   Stock dividend                       380,686     (380,686)        (1,543)            -              -          (1,543)
   Amortization of deferred stock
   compensation                               -            -              -       105,300              -         105,300
   Purchase of treasury stock                 -            -              -             -         (4,845)         (4,845)
                                    -----------   ----------    -----------    ----------     ----------    ------------
Balance December 31, 2002             4,189,750    2,592,694     22,415,485      (812,600)       (96,619)     28,288,710
   Net income for 2003                        -            -      1,839,414             -              -       1,839,414
   Amortization of deferred stock
   compensation                               -            -              -       105,300              -         105,300
   Proceeds from issuance of
   common stock-stock option plan        33,694      119,445              -             -         96,619         249,758
                                    -----------   ----------    -----------    ----------     ----------    ------------
Balance December 31, 2003             4,223,444    2,712,139     24,254,899      (707,300)             -      30,483,182
   Net income for 2004                        -            -      1,504,579             -              -       1,504,579
   Amortization of deferred stock
   compensation                               -            -              -       105,300              -         105,300
   Proceeds from issuance of
   common stock-stock option plan       146,050      517,747              -             -              -         663,797
   Tax benefit from stock option
   plan                                              207,664                                                     207,664
   Purchase of treasury stock                 -            -              -             -       (146,107)       (146,107)
                                    -----------   ----------    -----------    ----------     ----------    ------------

Balance December 31, 2004           $ 4,369,494   $3,437,550    $25,759,478    $ (602,000)    $ (146,107)   $ 32,818,415
                                    ===========   ==========    ===========    ==========     ==========    ============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               2004              2003            2002
                                                                           ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $  1,504,579     $  1,839,414     $  1,943,990
 Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                                                 140,223          122,466          133,996
  Net accretion of securities discounts and premiums                            (10,048)        (171,958)        (109,134)
  Amortization of deferred stock compensation                                   105,300          105,300          105,300
  Provision for credit recoveries                                               (93,219)        (207,752)        (211,885)
  Gain on sale of premises and equipment                                           (400)         (22,833)         (10,664)
   Tax benefit form stock option plan                                           207,664                -                -
  Net change in:
     Accrued interest receivable                                               (142,166)         273,656          329,557
     Accrued interest payable                                                   (11,333)         (35,951)         (64,665)
     Other assets                                                                (1,495)        (317,203)         (85,215)
     Other liabilities                                                          (77,755)        (185,987)         125,256
                                                                           ------------     ------------     ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,621,350        1,399,152        2,156,536
                                                                           ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of investment securities                                        46,160,000       46,725,000       24,000,000
  Principal repayments on investment securities                                  91,094           60,134           87,830
  Purchase of investment securities                                         (49,615,000)     (49,825,000)     (16,984,326)
  Net change in loans receivable                                             (4,114,408)      (2,740,479)      (2,217,409)
  Acquisitions of premises and equipment                                       (333,211)         (72,113)        (150,735)
  Proceeds from sale of premises and equipment                                      400          327,301           79,162
                                                                           ------------     ------------     ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (7,811,125)      (5,525,157)       4,814,522
                                                                           ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Purchase of treasury stock                                                   (146,107)               -           (4,845)
  Proceeds from issuance of common stock-stock option plan                      663,797          249,758                -
  Cash paid in lieu of fractional shares                                              -                -           (1,543)
  Increase (decrease) in non-interest bearing deposits                          727,857       (1,040,567)       3,813,014
  Increase (decrease) in interest bearing deposits                            8,334,573       (2,865,968)       7,880,510
  Increase (decrease) in borrowed funds                                        (327,921)          (4,033)         (93,867)
                                                                           ------------     ------------     ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    9,252,199       (3,660,810)      11,593,269
                                                                           ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,062,424       (7,786,815)      18,564,327

Cash and cash equivalents at January 1                                       25,842,265       33,629,080       15,064,753
                                                                           ------------     ------------     ------------
Cash and cash equivalents at December 31                                   $ 28,904,689     $ 25,842,265     $ 33,629,080
                                                                           ============     ============     ============
SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                                   $    329,145     $    535,871     $    754,111
  Cash paid during the year for income taxes                               $  1,070,841     $  1,078,641     $  1,339,615
SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Transfer of premises and equipment to other assets                       $          -     $     50,011     $          -

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

Basis of Consolidation

The consolidated financial statements include the accounts of Brunswick Bancorp and its wholly owned subsidiaries, Brunswick Bank & Trust Company, and Brunscor Realty Inc. after elimination of all material inter-company transactions and balances.

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

In December 2003, the Emerging Issues Task Force issued EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This statement from the EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The required disclosure has been made in the annual financial statements.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Loan Impairment

The Bank applies the provisions of SFAS No. 114," Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," in it's evaluation of the loan portfolio. SFAS 114 requires that certain impaired loans be measured based on present value of expected future cash flows, net of disposal costs, discounted at the loan's original effective interest rate. As a practical matter, impairment may be measured based on the loan's observable market price or the fair value of the collateral, net of disposal costs, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

Loan Fees

Loan origination and commitment fees, as well as certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Bank is generally amortizing these amounts over the life of the related loans except for residential mortgage loans, where the timing and amount of prepayments can be reasonably estimated. For these mortgage loans, the net deferred fees are amortized over an estimated average life of 7.5 years. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $57,312, $16,615 and $29,641 in 2004, 2003 and 2002, respectively.

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

Stock Repurchase Program

In November 2003, the Company's Board of Directors approved a stock repurchase program whereby up to $5,000,000 of common stock may be purchased from time to time at the discretion of management. On December 29, 2004 the company purchased 11,239 shares. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Reclassification

Certain amounts for the year ended December 31, 2002, have been reclassified to conform to the current year's presentation.

Impact of New Accounting Standards

FIN 45 - In November 2002, the FASB issued FASB Interpretation (FIN) No .45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position. The Company has provided additional disclosure with respect to guarantees in Note 13.

FIN 46 - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and amended it in October 2003, such that it was effective for the Company in the first fiscal quarter of 2004. This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprise of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation was effective for any variable interest entities. The adoption of FIN No. 46 did not have any significant effect on the Company's consolidated financial statements.

SFAS 149 - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 149 in the fiscal fourth quarter of 2003 did not have a material impact on the Company's results of operation or financial position.

SFAS 150 - In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the fiscal fourth quarter of 2003 did not have a material impact on the company's results of operation or financial position.

SFAS 132 (Revised) - In December 2003, the FASB issued SFAS No. 132 (Revised), Amendment of Statement 132 on Employers' Disclosures about Pensions and Other Postretirement Benefits. This amends FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefits cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The adoption of SFAS 132 (Revised) in the fiscal fourth quarter of 2003 did not have a material impact on the Company's results of operation or financial position.

SFAS 123 (Revised) - In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment", which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, effective for public companies for interim or periods beginning after June 15, 2005.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The company intends to adopt SFAS No.123 (Revised) effective July 1, 2005. This statement permits public companies to adopt its requirements using either the modified prospective or retrospective method. The Company is currently evaluating the alternative methods of adoption.

The impact of adoption of SFAS No. 123 (Revised) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123 (Revised) in prior periods, the impact of that standard would have approximated the proforma impact of SFAS 123 (Revised) as disclosed in Note 10-Stock Option Plan. SFAS No.123 (Revised) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature.

NOTE 2 - SECURITIES HELD TO MATURITY

The amortized cost of securities and their approximate fair values are as follows:

                                              Gross         Gross
                           Net Carrying    Unrealized    Unrealized        Fair
                              Value          Gains         Losses         Value
                           ------------    ----------    ----------    -----------
December 31, 2004
U.S. Government and
   agency securities       $ 29,105,000    $        -    $(275,787)    $28,829,213
Other securities              5,400,000             -      (31,250)      5,368,750
                           ------------    ----------    ---------     -----------
            Totals         $ 34,505,000    $        -    $(307,037)    $34,197,963
                           ============    ==========    =========     ===========
December 31, 2003
U.S. Government and
   agency securities       $ 29,081,046    $  130,673    $ (87,636)    $29,124,083
Other securities              2,050,000             -            -       2,050,000
                           ------------    ----------    ---------     -----------
            Totals         $ 31,131,046    $  130,673    $ (87,636)    $31,174,083
                           ============    ==========    =========     ===========

At December 31, 2004 the Company had unrealized losses in its securities portfolio which occurred in the past year. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature and are repaid. Further, the Company believes the deterioration in value is attributable to changes in the market interest rates and not credit quality of the issuer.

The maturities of securities held-to-maturity at December 31, 2004 and 2003 are as follows:

                                                   2004                            2003
                                     ------------------------------    ----------------------------
                                      Net Carrying         Fair        Net Carrying        Fair
                                          Value            Value           Value           Value
                                     --------------    ------------    ------------    ------------
Due in one year or less              $      650,000    $    650,000    $  2,645,792    $  2,710,625
Due after one year to five  years        30,355,000      30,082,963      28,394,160      28,378,750
Due after five years to ten years         3,500,000       3,465,000               -               -
Due after ten years                               -               -          91,094          84,708
                                     --------------    ------------    ------------    ------------
Totals                               $   34,505,000    $ 34,197,963    $ 31,131,046    $ 31,174,083
                                     ==============    ============    ============    ============

Securities held to maturity with a carrying value of $4,000,000 and $6,000,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

Loans at December 31, 2004 and 2003 are summarized as follows:

                                     2004           2003
                                 -----------    -----------
Commercial                       $44,835,243    $40,013,237
Real estate construction           2,587,234        626,497
Commercial real estate             8,137,877     15,459,054
Residential real estate           10,199,918      5,468,782
Consumer                             860,921        806,893
                                 -----------    -----------
                                  66,621,193     62,374,463
Less
  Allowance for credit losses        800,000        800,000
  Unearned fees                      145,405        106,302
                                 -----------    -----------
                                 $65,675,788    $61,468,161
                                 ===========    ===========

An analysis of the change in the allowance for credit losses follows:

                                          2004          2003          2002
                                       ---------     ---------     ---------
Balances at beginning of year          $ 800,000     $ 800,000     $ 800,000
 Provision for losses (reversal of)      (93,219)     (207,752)     (211,885)
 Recoveries on loans                     145,131       221,164       245,548
 Loans charged-off                       (51,912)      (13,412)      (33,663)
                                       ---------     ---------     ---------
Balances at year end                   $ 800,000     $ 800,000     $ 800,000
                                       =========     =========     =========

At December 31, 2004 and 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB No. 114 and No. 118, amounted to approximately $178,103 and $396,183, respectively. The average recorded investment in impaired loans amounted to approximately $287,143, $858,971 and $1,526,559 for the years ended December 31, 2004, 2003 and 2002, respectively. The allowance for loan losses related to impaired loans amounted to approximately $43,403 and $7,312 at December 31, 2004 and 2003, respectively. Interest income on impaired loans of $129, $21,519 and $15,703, was recognized for cash payments received in 2004, 2003 and 2002, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

NOTE 4 - PREMISES AND EQUIPMENT, NET

A summary of premises and equipment at December 31, 2004 and 2003 follows:

                               2004          2003
                            ----------    ----------
Cost
 Land                       $  300,705    $  300,705
 Bank premises                 646,826       646,826
 Furniture and equipment     1,364,200     1,221,449
 Leasehold improvements        232,594       183,023
                            ----------    ----------
                             2,544,325     2,352,003
Accumulated depreciation     1,551,415     1,552,081
                            ----------    ----------
                            $  992,910    $  799,922
                            ==========    ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

Deposit account balances at December 31, 2004 and 2003, are summarized as follows:

                                             2004            2003
                                          -----------    -----------
Non-interest bearing                      $32,618,469    $31,890,613
Interest-bearing demand                    33,951,734     24,198,183
                                          -----------    -----------
                                           66,570,203     56,088,796
Savings deposits                           20,609,861     21,458,393
Certificates of deposit under $100,000      5,882,406      6,534,474
Certificates of deposit over $100,000       5,414,450      5,332,827
                                          -----------    -----------
                                          $98,476,920    $89,414,490
                                          ===========    ===========

Certificates of deposit over $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC)

At December 31, 2004, scheduled maturities of certificate of deposits are as follows:

                                            Over three
                        Three months or   months through      Over one year
  (in thousands)             less         twelve months     through five years       Total
------------------      ---------------   --------------    ------------------    -----------
Less than $100,000      $     1,949,121   $    3,394,721        $   538,564       $ 5,882,406
 $100,000 or more             1,511,536        3,591,571            311,343         5,414,450
                        ---------------   --------------        -----------       -----------
                        $     3,460,657   $    6,986,292        $   849,907       $11,296,856
                        ===============   ==============        ===========       ===========

NOTE 6 - BORROWED FUNDS

Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgage backed securities.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $136,962, $133,906 and $124,282, for 2004, 2003 and 2002, respectively.

The Bank established a non-qualified deferred compensation plan covering key employees of the bank. This plan makes discretionary incentive contributions and the benefits are vested over a 5 year period. The amount funded was $192,000, for each of years 2004, 2003 and 2002.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares were recorded at the market values on the dates of issuance as deferred compensation and the related amounts are being amortized to operations over the respective vesting periods. Compensation expense for the years ended December 31, 2004, 2003 and 2002 related to these shares of restricted stock, was $105,300 for each year.

NOTE 8 - INCOME TAXES

The consolidated provision for income taxes consists of the following:

                                 2004            2003           2002
                             -----------     -----------     -----------
Income tax expense
  Current tax expense
    Federal                  $   825,350     $   876,473     $ 1,214,883
    State                        171,357         190,602         211,100
  Deferred tax (benefit)         (11,586)        (60,207)        (91,467)
                             -----------     -----------     -----------
                             $   985,121     $ 1,006,868     $ 1,334,516
                             ===========     ===========     ===========

The provision for federal income tax differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                           2004            2003           2002
                                       -----------     -----------     -----------
Federal Statutory income tax at 34%    $   846,498     $   967,736     $ 1,114,692
Effect on tax rate of:
    Tax-exempt securities                   (7,810)         (7,374)         (8,452)
    State taxes                            111,375         116,854         139,326
    Other                                   35,058         (70,348)         88,950
                                       -----------     -----------     -----------
                                       $   985,121     $ 1,006,868     $ 1,334,516
                                       ===========     ===========     ===========

During 2004, the Company recognized certain tax benefits related to the stock option plan in the amount $207,664. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                            2004          2003          2002
                                         ---------     ---------     ---------
Deferred tax assets
   Allowance for loan losses             $ 198,162     $ 182,521     $ 195,300
   Deferred compensation                   548,160       429,240       358,134
   Deferred tax liabilities
Depreciation                              (128,754)       (5,779)       (7,659)
                                         ---------     ---------     ---------
   Net deferred tax assets,
   included in other assets              $ 617,568     $ 605,982     $ 545,775
                                         =========     =========     =========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK SPLITS AND DIVIDENDS

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

NOTE 10 - STOCK OPTION PLAN

The Company adopted on April 26, 2000 a new stock option plan for officers, key employees and Directors that provides for nonqualified and incentive options. The Board of Directors determines the option price at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

In April 2000 the Company granted stock options for 191,500 shares at an exercise price of $10.00 per share, this grant was adjusted, in March 2002 to reflect the 10% stock dividend paid to the shareholders. This created a total granted stock options of 210,650 shares at an exercise price of $9.09 per share. During 2004, 149,700 shares were available to be exercised, and 73,025 shares were exercised. The stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of the options granted were estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

      Assumptions
-----------------------
Dividend yield                 0%
Risk-free interest rate     6.75%
Expected volatility       50.085%
Expected life            5 years

The Company applies APB Opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:

                          Net Income                                    2004           2003           2002
----------------------------------------------------------------    -----------    -----------    -------------
As reported                                                         $ 1,504,579    $ 1,839,414    $   1,943,990
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects.                                                                142,854        142,854          142,854
                                                                    -----------    -----------    -------------
        Pro forma                                                   $ 1,361,725    $ 1,696,560    $   1,801,136
                                                                    ===========    ===========    =============

Basic earnings per share
        As reported                                                 $       .70    $       .91    $         .96
                                                                    ===========    ===========    =============
        Pro forma                                                   $       .63    $       .82    $         .89
                                                                    ===========    ===========    =============
Diluted earnings per share
        As reported                                                 $       .68    $       .88    $         .95
                                                                    ===========    ===========    =============
        Pro forma                                                   $       .62    $       .81    $         .88
                                                                    ===========    ===========    =============

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the options granted and exercised under the Plan, during the periods indicated and their respective weighted average exercise price:

                                            2004                        2003                        2002
                                 -------------------------  ---------------------------  -------------------------
                                               Weighted                    Weighted                    Weighted
                                 Number of      Average     Number of  Average Exercise  Number of      Average
                                   Shares   Exercise Price    Shares        Price          Shares   Exercise Price
                                 ---------  --------------  ---------  ----------------  ---------  --------------
Outstanding at beginning of
year                              149,700      $ 9.09         188,375      $  9.09         195,800      $ 9.09
Granted                                 -           -           7,425         9.09               -           -
Exercised                         (73,025)       9.09         (27,400)        9.09               -           -
Forfeited                               -           -         (18,700)        9.09          (7,425)       9.09
                                  -------      ------       ---------      -------        --------      ------
Outstanding at end of year         76,675      $ 9.09         149,700      $  9.09         188,375      $ 9.09
                                  =======      ======       =========      =======        ========      ======
Options exercisable at year
end                                76,675                     119,760                      113,025
                                  =======                   =========                     ========

NOTE 11 - RELATED PARTIES

The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

Loans - Related parties were indebted to the Company for loans as follows:

                                    December 31,
                           -----------------------------
                               2004             2003
                           ------------     ------------
Beginning balance          $ 12,395,126     $  9,670,458
Additional loans              2,316,891       10,250,466
Collection of principal      (2,005,041)      (7,525,798)
                           ------------     ------------

Ending balance             $ 12,706,976     $ 12,395,126
                           ============     ============

On December 29, 2004 the Company purchased from the Estate of Josephine Gumina 11,239 shares at a price of $13 per share, totaling $146,107. The market value at the time of the sale was $14.80. The Board of Directors approved this transaction.

In July 2003, the Company sold the Monroe property to its chief executive officer for $330,000 in cash, which was approved by the Company's Board of Directors. The sales price was close to book value, resulting in a small gain and was in excess of the appraised values by approximately $50,000.

Loan participations sold - Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 2004 and 2003, these loans totaled $1,869,615 and $1,598,172, respectively.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Rent - Three operating locations of the Bank are leased from a related party. Rent paid to that party totaled $527,594, $455,869 and $444,417 for the years ended December 31, 2004, 2003 and 2002, respectively, at terms which are considered by management to be no less favorable than an arm's length agreement.

Future minimum lease payments to these related parties as of December 31, 2004, are as follows:

                Total
    Year       Amounts       Aaron Road   Livingston Avenue  Applegarth Road
----------  ------------    ------------  -----------------  ---------------
   2005     $    506,053    $     81,600    $    329,453      $     95,000
   2006          518,384          84,048         339,336            95,000
   2007          532,510          86,569         349,516            96,425
   2008          548,486          89,166         360,002            99,318
   2009          576,065          91,841         381,927           102,297
Thereafter     3,682,893       1,307,700         370,802         2,004,391
            ------------    ------------    ------------      ------------
            $  6,364,391    $  1,740,924    $  2,131,036      $  2,492,431
            ============    ============    ============      ============

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

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included, in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk are as follows at December 31, 2004.

Commitments to extend credit      $  2,264,000
Letters of credit                      410,932
Commercial lines of credit           4,918,936
Consumer lines of credit             1,913,442
                                  ------------
                                  $  9,507,310
                                  ============

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 2004 or 2003.

The Bank entered into an agreement in September 1996 to purchase a parcel of land in Monroe Township, New Jersy, for the purpose of constructing an additional branch office. As mentioned in Note-11, the property has been sold to the chief executive officer.


The Bank leases the Metroplex Branch, Aaron Road Branch, Applegarth Road Branch, Livingston Avenue Branch and corporate office facility under operating lease arrangements expiring at various times through the year 2024.

Minimum annual rental commitments under non-cancelable leases are as follows at December 31, 2004:

Year Ending
December 31     Amount
-----------  -----------
   2005      $   570,483
   2006          582,814
   2007          596,940
   2008          612,916
   2009          635,347
Thereafter     4,777,956
             -----------
             $ 7,776,456
             ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS OF RISK

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds and demand deposits. The cash balances are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and 2003, the Bank had approximately $27,463,000 and $23,783,000, respectively, in excess of FDIC limits.

Loan Concentrations: All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $44,835,243 and $40,013,237 as of December 31, 2004 and 2003, respectively, approximately $909,857 and $221,224, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $1,344,326 and $623,987, as of December 31, 2004 and 2003, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%.

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

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values have been determined by the Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are set forth below.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For cash and due from banks and interest-bearing deposits with banks, the recorded book values are deemed to approximate fair values at December 31, 2004 and 2003, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest is deemed to approximate fair value.

                                                        December 31,
                                 ----------------------------------------------------------
                                            2004                            2003
                                 ----------------------------------------------------------
                                  Carrying       Estimated        Carrying       Estimated
                                   Amount        Fair Value        Amount        Fair Value
                                 ----------      ----------      ----------      ----------
     Financial assets                                  (in thousands)
---------------------------      ----------------------------------------------------------
Cash and due from banks          $    6,905      $    6,905      $   16,842      $   16,842
Federal funds sold                   22,000          22,000           9,000           9,000
Securities held to maturity          34,505          34,198          31,131          31,174
Loans receivable, net                65,676          67,670          61,468          63,223
Accrued interest receivable             678             678             536             536

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

                                                     December 31,
                              ----------------------------------------------------------
                                         2004                            2003
                              ----------------------------------------------------------
                               Carrying       Estimated        Carrying       Estimated
                                Amount        Fair Value        Amount        Fair Value
                              ----------      ----------      ----------      ----------
 Financial liabilities                              (in thousands)
 ---------------------        ----------------------------------------------------------
Deposits                      $   98,477      $   98,427      $   89,414      $   89,467
Borrowed funds                       279             279             607             607
Accrued interest payable              66              66              77              77

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2004, that the Company meets all the capital adequacy requirements to which it is subject.

As of December 8, 2004, the most recent notification from the Regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company's actual and required capital amounts and ratios are as follows (in thousands):

                                                                                                    To Be Well Capitalized
                                                                                                       under the Prompt
                                                                        For Capital                   Corrective Action
                                          Actual                     Adequacy Purposes                   Provisions
                                --------------------------       --------------------------       --------------------------
                                  Amount           Ratio           Amount           Ratio           Amount           Ratio
                                ----------      ----------       ----------      ----------       ----------      ----------
As of December 31, 2004
 Total Risk-based Capital
   (to Risk-weighted Assets)    $   32,794         42.14%        $    6,225         8.00%         $    7,782         10.00%
 Tier I Capital
   (to Risk-weighted Assets)    $   31,994         41.11%        $    3,113         4.00%         $    4,669          6.00%
 Tier I Capital
   (to Adjusted Total Assets)   $   31,994         24.47%        $    5,229         4.00%         $    6,536          5.00%
As of December 31, 2003
 Total Risk-based Capital
   (to Risk-weighted Assets)    $   30,712         45.16%        $    5,441         8.00%         $    6,801         10.00%
 Tier I Capital
   (to Risk-weighted Assets)    $   29,912         43.98%        $    2,720         4.00%         $    4,080          6.00%
 Tier I Capital
   (to Adjusted Total Assets)   $   29,912         23.05%        $    5,190         4.00%         $    6,487          5.00%

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                                                 2004
                                            ------------------------------------------------------------------------------
                                            1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
                                            ------------          ------------          ------------          ------------
  Interest income                           $      1,561          $      1,576          $      1,667          $      1,665
  Interest expense                                    77                    79                    79                    85
                                            ------------          ------------          ------------          ------------
    Net interest income                            1,484                 1,497                 1,588                 1,580
  Provision for credit losses                         45                    45                    45                  (228)
                                            ------------          ------------          ------------          ------------
    Net interest income after
     provision for credit losses                   1,439                 1,452                 1,543                 1,808
  Non interest income                                241                   249                   217                   194
  Non interest expenses                            1,178                 1,142                 1,191                 1,143
                                            ------------          ------------          ------------          ------------
    Income before income taxes                       502                   559                   569                   859
  Income tax expense                                 235                   174                   281                   295
                                            ------------          ------------          ------------          ------------
    Net income                              $        267          $        385          $        288          $        564
                                            ============          ============          ============          ============
    Net income per share                    $       0.13          $       0.18          $       0.13          $       0.26
                                            ============          ============          ============          ============

                                                                          2003
                                     ------------------------------------------------------------------------------
                                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
                                     ------------          ------------          ------------          ------------
Interest income                      $      1,724          $      1,628          $      1,630          $      1,730
Interest expense                              144                   156                   111                    89
                                     ------------          ------------          ------------          ------------
 Net interest income                        1,580                 1,472                 1,519                 1,641
Provision for credit losses                    75                    75                    75                  (433)
                                     ------------          ------------          ------------          ------------
  Net interest income after
    provision for credit losses             1,505                 1,397                 1,444                 2,074
 Non interest income                          224                   249                   269                   211
 Non interest expenses                      1,139                 1,148                 1,105                 1,135
                                     ------------          ------------          ------------          ------------
  Income before income taxes                  590                   498                   608                 1,150
Income tax expense                            273                   225                   257                   252
                                     ------------          ------------          ------------          ------------
Net income                           $        317          $        273          $        351          $        898
                                     ============          ============          ============          ============
Net income per share                 $       0.16          $       0.14          $       0.17          $       0.44
                                     ============          ============          ============          ============

During the fourth quarter of 2004 and 2003, the Company completed comprehensive review of its loan loss reserves. As a result of these reviews, there were some reversals of allowance for credit losses in the fourth quarters.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION
          OF BRUNSWICK BANCORP (PARENT ONLY)

BALANCE SHEET

                                                                  December 31,
                                                       -----------------------------------
                                                           2004                   2003
                                                       ------------           ------------
Assets
 Due from banks - demand deposits with
 the Bank                                              $  6,164,303           $  5,144,295
 Investments - certificate of deposit
 with the Bank                                               85,580                 84,860
 Loans receivable                                         1,707,055              1,864,008
 Investment in Subsidiaries                              24,482,865             23,305,562
 Accrued interest receivable and other assets               170,948                 84,457
                                                       ------------           ------------
                                                       $ 32,610,751           $ 30,483,182
                                                       ============           ============
 Liabilities and Stockholders' Equity
 Accrued expenses and other liabilities                $          -           $          -
 Common stock                                             4,369,494              4,223,444
 Additional paid-in capital                               3,229,886              2,712,139
 Retained earnings                                       25,759,478             24,254,899
 Deferred stock compensation                               (602,000)              (707,300)
 Treasury stock at cost                                    (146,107)                     -
                                                       ------------           ------------
                                                       $ 32,610,751           $ 30,483,182
                                                       ============           ============

STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                     -------------------------------------------------------
                                         2004                  2003                  2002
                                     -----------           -----------           -----------
Interest income                      $   111,190           $   189,075           $   178,997
Other expenses                          (115,950)             (121,992)             (124,650)
                                     -----------           -----------           -----------
  Income before income
  taxes and equity in
  undistributed net income
  of the Bank                             (4,760)               67,083                54,347
Income tax expense                       (17,965)              (26,800)              (24,775)
                                     -----------           -----------           -----------
  Income before equity in
  undistributed net income of
  the Bank                               (22,725)               40,283                29,572
  Equity in undistributed net
     income of the Bank                1,527,304             1,799,131             1,914,418
                                     -----------           -----------           -----------
  Net income                         $ 1,504,579           $ 1,839,414           $ 1,943,990
                                     ===========           ===========           ===========
Net income per share of
   common stock                      $      0.70           $      0.91           $      0.96
                                     ===========           ===========           ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS

                                                                         Year Ended December 31,
                                                        ----------------------------------------------------------
                                                            2004                   2003                   2002
                                                        ------------           ------------           ------------
Cash flows from operating activities:
 Net income                                             $  1,504,579           $  1,839,414           $  1,943,990
Adjustments to reconcile net income to
 net cash provided by operating activities
  Amoritization of deferred stock compensation               105,300                105,300                105,300
  (Increase) decrease in other assets                        (86,491)               (10,303)               (25,783)
  Increase (decrease) in other liabilities                         -                (24,575)                24,575
  Equity in undistributed net income
   of the Bank                                            (1,527,303)            (1,799,131)            (1,914,418)
                                                        ------------           ------------           ------------
Cash provided by operating activities:                        (3,915)               110,705                133,664
                                                        ------------           ------------           ------------

Cash flows from investing activities:
  Dividends from the Bank                                    350,000                350,000                600,000
  Investment in subsidiary                                                                -                (60,000)
  Net (increase) decrease in loans                           156,953               (346,356)               343,538
  Net (increase) decrease in  certificates
   of deposit                                                   (720)                (1,338)                (1,682)
                                                        ------------           ------------           ------------
  Cash provided by (used in) investing
    activities                                               506,233                  2,306                881,856
                                                        ------------           ------------           ------------

Cash flows from financing activities:
  Purchase of treasury stock                                (146,107)                     -                 (4,845)
  Proceeds from issuance of Common Stock-
  Stock option plan                                          663,797                249,758                      -
  Cash in lieu of fractional shares                                -                      -                 (1,543)
                                                        ------------           ------------           ------------

Cash used in financing activities:                           517,690                249,758                 (6,388)
                                                        ------------           ------------           ------------
 Increase (decrease) in cash                               1,020,008                362,769              1,009,132
 Cash and cash equivalents, beginning
 of year                                                   5,144,295              4,781,526              3,772,394
                                                        ------------           ------------           ------------
 Cash and cash equivalents, end of year                 $  6,164,303           $  5,144,295           $  4,781,526
                                                        ============           ============           ============

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 2004.