Form 10-Q
period 2005-03-31
BRUNSWICK BANCORP
filed 2005-05-10
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         -----------------------------

Quarter Ended March 31, 2005                    Commission file number 001-16293

                                BRUNSWICK BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                         -----------------------------

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
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE                            2,549,051 SHARES
--------------------------                      ------------------------------
      (Class of Stock)                          (Outstanding at March 31,2005)

                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]                                              No [ ]

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets
              March 31, 2005 and December 31, 2004                                1

              Consolidated Statements of Income
              Three Months Ended March 31, 2005, 2004 and 2003                    2

              Consolidated Statements of Stockholders' Equity
              Three Months Ended March 31, 2005, 2004 and 2003                    3

              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2005, 2004 and 2003                    4

              Notes to Consolidated Financial Statements                        5-6

    Item 2.   Management's Discussion and Analysis of Financial
              Conditions and Results of Operation                               7-8

PART II -  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                    9

    Signatures                                                                   10

    302 Certification: CEO                                                       11
    302 Certification: CFO                                                       12
    906 Certification: CEO                                                       13
    906 Certification: CFO                                                       14

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                          March 31      December 31
                                                                            2005           2004
                                                                     -------------    ---------------
ASSETS:
   Cash and due from banks                                           $   7,818,584    $     6,904,689
   Federal funds sold                                                   22,000,000         22,000,000
                                                                     -------------    ---------------
      Total cash and cash equivalents                                   29,818,584         28,904,689
   Securities held to maturity                                          31,005,000         34,505,000
   Loans receivable, net                                                70,978,934         65,675,788
   Premises and equipment, net                                             955,055            992,910
   Accrued interest receivable                                             553,537            678,327
   Other assets                                                          1,003,075            992,740
                                                                     -------------    ---------------
          TOTAL ASSETS                                               $ 134,314,185    $   131,749,454
                                                                     -------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                                        $  38,313,876    $    32,618,470
         Interest bearing                                               61,814,156         65,858,450
                                                                     -------------    ---------------
            Total deposits                                             100,128,032         98,476,920
      Borrowed funds                                                       246,125            278,661
      Accrued interest payable                                             105,185             65,620
      Other liabilities                                                    634,547            109,838
                                                                     -------------    ---------------
            Total liabilities                                          101,113,889         98,931,039
                                                                     -------------    ---------------
   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares;
        Issued and outstanding 2,549,051 shares at March 31, 2005
        and 2,184,747 shares at December 31, 2004                        5,098,102          4,369,494
      Additional paid-in capital                                         2,720,735          3,437,550
      Retained earnings                                                 26,045,725         25,759,478
      Deferred stock compensation                                         -575,675           -602,000
      Treasury stock at cost, 7,950 shares at March 31, 2005
        and 11,239 shares at December 31, 2004                             -88,591           -146,107
                                                                     -------------    ---------------
            Total stockholders' equity                                  33,200,296         32,818,415
                                                                     -------------    ---------------
            TOTAL LIABILITIES AND STOCKHOLDER' EQUITY                $ 134,314,185    $   131,749,454
                                                                     -------------    ---------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005, 2004 AND 2003
UNAUDITED

                                                              2005              2004              2003
                                                         -------------     -------------     -------------
INTEREST INCOME:
   Interest on loans                                     $   1,276,053     $   1,197,407     $   1,333,746
   Interest on investments                                     304,611           329,967           336,919
   Interest on Federal funds sold                              103,352            29,205            53,034
   Interest on deposits with banks                                  --             3,952                --
                                                         -------------     -------------     -------------
      Total interest income                                  1,684,016         1,560,531         1,723,699
                                                         -------------     -------------     -------------

INTEREST EXPENSE:
   Interest on deposits                                         83,505            76,652           143,416
   Interest on borrowed funds                                      755               483               525
                                                         -------------     -------------     -------------
      Total interest expense                                    84,260            77,135           143,941
                                                         -------------     -------------     -------------

Net interest income                                          1,599,756         1,483,396         1,579,758
Provision for credit losses                                     45,000            45,000            75,000
                                                         -------------     -------------     -------------
Net interest income after provision for credit losses        1,554,756         1,438,396         1,504,758
                                                         -------------     -------------     -------------

OTHER INCOME:
   Service fees                                                230,749           234,163           217,732
   Other income                                                 10,460             7,150             6,630
                                                         -------------     -------------     -------------
      Total other income                                       241,209           241,313           224,362
                                                         -------------     -------------     -------------

OTHER EXPENSES:
   Salaries and wages                                          480,982           455,311           451,471
   Employee benefits                                           206,032           219,734           194,353
   Occupancy expenses                                          232,280           202,014           190,581
   Equipment expenses                                           49,032            41,336            41,364
   Other expenses                                              269,304           259,467           261,309
                                                         -------------     -------------     -------------
      Total other expenses                                   1,237,630         1,177,862         1,139,078
                                                         -------------     -------------     -------------

Income before income tax expense                               558,335           501,847           590,042
Income tax expense                                             272,088           235,000           273,300
                                                         -------------     -------------     -------------
NET INCOME                                               $     286,247     $     266,847     $     316,742
                                                         -------------     -------------     -------------

NET INCOME PER SHARE:
   Basic earnings per share                              $        0.11     $        0.11     $        0.13
                                                         -------------     -------------     -------------
   Diluted earnings per share                            $        0.11     $        0.10     $        0.13
                                                         -------------     -------------     -------------
   Average shares outstanding-basic                          2,542,916         2,499,540         2,444,021
                                                         -------------     -------------     -------------
   Average shares outstanding-diluted                        2,637,048         2,608,223         2,502,809
                                                         -------------     -------------     -------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2005, 2004 AND 2003
UNAUDITED


                                                                              DEFERRED
                                  COMMON                       RETAINED        STOCK        TREASURY
                                  STOCK         SURPLUS        EARNINGS     COMPENSATION      STOCK           TOTAL
                               -----------   ------------   -------------   ------------  -------------   --------------
Balance, December 31, 2002     $ 4,189,750   $  2,592,694   $  22,415,485   $   -812,600  $     -96,619   $   28,288,710

Net income                              --             --         316,742             --             --          316,742

Amortization of deferred
   stock compensation                   --             --              --         26,325             --           26,325
                               -----------   ------------   -------------   ------------  -------------   --------------
Balance, March 31, 2003        $ 4,189,750   $  2,592,694   $  22,732,227   $   -786,275  $     -96,619   $   28,631,777
                               -----------   ------------   -------------   ------------  -------------   --------------

Balance, December 31, 2003     $ 4,223,444   $  2,712,139   $  24,254,899   $   -707,300  $          --   $   30,483,182

Net income                              --             --         266,847             --             --          266,847

Amortization of deferred
   stock compensation                   --             --              --         26,325             --           26,325

Proceeds from issuance of
   stock-stock option plan          80,100        283,955              --             --             --          364,055
                               -----------   ------------   -------------   ------------  -------------   --------------
Balance, March 31, 2004        $ 4,303,544   $  2,996,094   $  24,521,746   $   -680,975  $          --   $   31,140,409
                               -----------   ------------   -------------   ------------  -------------   --------------

Balance, December 31, 2004     $ 4,369,494   $  3,437,550   $  25,759,478   $   -602,000  $    -146,107   $   32,818,415

Net income                              --             --         286,247             --             --          286,247

Stock split                        728,608       -728,608              --             --             --               --

Amortization of deferred
   stock compensation                   --             --              --         26,325             --           26,325

Proceeds from issuance of
   stock-stock option plan              --             --              --             --         57,516           57,516

Tax benefit from stock
   option plan                          --         11,793              --             --             --           11,793
                               -----------   ------------   -------------   ------------  -------------   --------------
Balance, March 31, 2005        $ 5,098,102   $  2,720,735   $  26,045,725   $   -575,675  $     -88,591   $   33,200,296
                               -----------   ------------   -------------   ------------  -------------   --------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005, 2004 AND 3003
UNAUDITED

                                                                         2005            2004             2003
                                                                     ------------    -------------    -------------
OPERATING ACTIVITIES:
   Net income                                                        $    286,247    $     266,847    $     316,742
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                        45,000           45,000           75,000
        Depreciation and amortization                                      37,855           30,061           31,690
        Net accretion of securities discounts                                  --           -5,008          -32,259
        Amortization of deferred stock compensation                        26,325           26,325           26,325
        Tax benefit from stock option plan                                 11,793               --               --
        Net change in:
           Accrued interest receivable                                    124,790           59,369          226,720
           Accrued interest payable                                        39,565            3,539           -4,660
           Other assets                                                   -10,335         -113,734          -47,434
           Other liabilities                                              524,709          277,988          213,680
                                                                     ------------    -------------    -------------
           Net cash provided by operating activities                    1,085,949          590,387          805,804
                                                                     ------------    -------------    -------------

INVESTING ACTIVITIES:
   Maturities of investment securities                                         --       23,000,000       13,000,000
   Principal repayments on investment securities                        3,500,000           91,094           14,713
   Purchases of investment securities                                          --      -23,300,000       -5,000,000
   Net change in loans receivable                                      -5,348,146        1,188,112       -4,887,588
   Acquisitions of premises and equipment                                      --          -37,684          -40,584
   Proceeds from sales of premises and equipment                               --               --               --
                                                                     ------------    -------------    -------------
          Net cash provided by (used in) investing activities          -1,848,146          941,522        3,086,541
                                                                     ------------    -------------    -------------

FINANCING ACTIVITIES:
   Proceed from issuance of stock-stock option plan                        57,516          364,055               --
   Net increase (decrease) in non-interest bearing deposits             5,695,406          -55,692       -2,237,180
   Net increase (decrease) in interest bearing deposits                -4,044,294       -6,154,164       -8,731,017
   Net increase (decrease) in borrowed funds                              -32,536         -118,514         -496,810
                                                                     ------------    -------------    -------------
          Net cash provided by (used in) financing activities           1,676,092       -5,964,315      -11,465,007
                                                                     ------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                      913,895       -4,432,406       -7,572,662
Cash and cash equivalents at January 1                                 28,904,689       25,842,265       33,629,080
                                                                     ------------    -------------    -------------
Cash and cash equivalents at March 31                                $ 29,818,584    $  21,409,859    $  26,056,418
                                                                     ------------    -------------    -------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                                  MARCH 31, 2005
                                                            BOOK               MARKET
                                                            VALUE              VALUE
                                                       --------------    -----------------
U.S. Government and agency securities                  $   29,105,000    $      28,408,813
Other securities                                            1,900,000            1,900,000
                                                       --------------    -----------------
                                                       $   31,005,000    $      30,308,813
                                                       --------------    -----------------

                                                                 DECEMBER 31, 2004
                                                           BOOK              MARKET
                                                          VALUE              VALUE
                                                       --------------    -----------------
U.S. Government and agency securities                  $   29,105,000    $      28,829,213
Other securities                                            5,400,000            5,368,750
                                                       --------------    -----------------
                                                       $   34,505,000    $      34,197,963
                                                       --------------    -----------------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivable is as follows:

                                                          MARCH 31           DECEMBER 31
                                                            2005                 2004
                                                       ----------------    ---------------
Commercial loans                                       $     48,548,002    $    44,835,243
Real estate loans                                            22,579,799         20,925,029
Consumer loans                                                  825,531            860,921
                                                       ----------------    ---------------
                                                             71,953,332         66,621,193
Less:
  Allowance for credit losses                                   844,832            800,000
  Unearned income                                               129,566            145,405
                                                       ----------------    ---------------
                                                       $     70,978,934    $    65,675,788
                                                       ----------------    ---------------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                                          MARCH 31           DECEMBER 31
                                                            2005                 2004
                                                       ----------------    ---------------
Land                                                   $        300,705    $       300,705
Bank premises                                                   646,826            646,826
Leasehold improvements                                          232,594            232,594
Furniture and equipment                                       1,364,200          1,364,200
                                                       ----------------    ---------------
                                                              2,544,325          2,544,325
Less accumulated depreciation and amortization                1,589,270          1,551,415
                                                       ----------------    ---------------
                                                       $        955,055    $       992,910
                                                       ----------------    ---------------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 2005

The most noticeably changes in the Corporation's Balance Sheet since December 31, 2004 are a decrease in investment securities of $3,500,000 and an increase in loans of $5,300,000.

The main reason for these changes is the reclassification of corporate securities totaling $3,500,000 as loans. Taking this into consideration, the net acquisition of new loans amounted to approximately $1,800,000.

The allowance for credit losses increased by $45,000, which was due to credit loss provisions. At March 31, 2005 the allowance for credit losses totaled $844,832 which represented 19% of all loans that were past due or in nonaccrual.

Stockholders' equity increased by approximately $370,000 mainly because of the addition of current earnings totaling $286,000. For additional information, refer to the Consolidated Statements of Stockholders' Equity on page 3. The Corporation continues to be classified as "Well Capitalized". At March 31, 2005 our risk-based capital ratio was 41.7% which is over five times the regulatory requirement.

The results of operations for the first quarter of 2005, compared to the same period of 2004, show a slight increase in income before taxes of approximately $56,000.

Although interest rates on the average were lower during the current period, increased volume brought about increases in interest income and expense of $123,000 and $7,000, respectively. The resulting $116,000 increase in net interest income is analyzed in detail on page 8.

Finally, there was no change non-interest income and non-interest expenses increased by $60,000.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                          Increase (Decrease) Due to Changes in
                                                        -------------------------------------------
                                                         Volume           Rates             Total
                                                        --------         -------          ---------
Three Months Ended March 31, 2005
            Versus
Three Months Ended March 31, 2004

Interest income on:
   Loans receivable                                     $    179         $  -100          $      79
   Securities held to maturity                                28             -54                -26
   Federal funds sold                                         12              58                 70
                                                        --------         -------          ---------
          Total interest income                              219             -96                123
                                                        --------         -------          ---------

Interest expense on:
   Deposits                                                   14              -7                  7
   Borrowed funds                                             -1               1                ---
                                                        --------         -------          ---------
          Total interest expense                              13              -6                  7
                                                        --------         -------          ---------

          Net interest income                           $    206         $   -90          $     116
                                                        --------         -------          ---------

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended March 31, 2005.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES

04/21/05                                              Carmen J. Gumina
--------                                          -------------------------
  Date                                              Carmen J. Gumina, CEO

04/21/05                                                Thomas Fornale
--------                                          -------------------------
  Date                                            Thomas Fornale, Treasurer