Form 10-Q
period 2005-06-30
BRUNSWICK BANCORP
filed 2005-08-03
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  ---------------------------------------------

Quarter ended June 30, 2005                       Commission file number 0-14403

                                BRUNSWICK BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                          ----------------------------

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
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)

COMMON STOCK, NO PAR VALUE                               2,553,010 SHARES
--------------------------                        ------------------------------
    (Class of Stock)                              (Outstanding at June 30, 2005)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                     No [ ]

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets
              June 30, 2005 and December 31, 2004                                      1

              Consolidated Statements of Income
              Six Months Ended June 30, 2005, 2004 and 2003                            2

              Consolidated Statements of Income
              Quarters Ended June 30, 2005, 2004 and 2003                              3

              Consolidated Statements of Stockholders' Equity
              Six Months Ended June 30, 2005, 2004 and 2003                            4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2005, 2004 and 2003                            5

              Notes to Consolidated Financial Statements                             6-7

      Item 2. Management's Discussion and Analysis of Financial Conditions and
              Results of Operation                                                     8

PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                        10

      Signatures                                                                      11

      302 Certification: CEO                                                          12
      302 Certification: CFO                                                          13
      906 Certification: CEO                                                          14
      906 Certification: CFO                                                          15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                     June 30    December 31
                                                       2005        2004
                                                  ------------  ------------
ASSETS:
   Cash and due from banks                        $ 11,284,284  $  6,904,689
   Federal funds sold                               18,000,000    22,000,000
                                                  ------------  ------------
      Total cash and cash equivalents               29,284,284    28,904,689
   Securities held to maturity                      37,255,000    34,505,000
   Loans receivable, net                            67,953,782    65,675,788
   Premises and equipment                              972,691       992,910
   Accrued interest receivable                         714,666       678,327
   Other assets                                        372,621       992,740
                                                  ------------  ------------
          TOTAL ASSETS                            $136,553,044  $131,749,454
                                                  ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                     $ 40,932,650  $ 32,618,470
         Interest bearing                           60,582,863    65,858,450
                                                  ------------  ------------
            Total deposits                         101,515,513    98,476,920
      Borrowed funds                                   381,557       278,661
      Accrued interest payable                         129,385        65,620
      Other liabilities                                803,506       109,838
                                                  ------------  ------------
            Total liabilities                      102,829,961    98,931,039
                                                  ------------  ------------
   Stockholders' equity
      Common stock, no par value
        Authorized 10,000,000 shares;
        Issued and outstanding 2,553,010 shares
         at June 30, 2005 and 2,184,747 shares
         at December 31, 2004                        5,106,020     4,369,494
      Additional paid-in capital                     2,755,451     3,437,550
      Retained earnings                             26,410,962    25,759,478
      Deferred stock compensation                     -549,350      -602,000
      Treasury stock at cost, 11,239 shares at
        December 31, 2004                                    -      -146,107
                                                  ------------  ------------
            Total stockholders' equity              33,723,083    32,818,415
                                                  ------------  ------------

            TOTAL LIABILITIES AND
               STOCKHODER' EQUITY                 $136,553,044  $131,749,454
                                                  ------------  ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2005, 2004 AND 2003
UNAUDITED

                                             2005        2004        2003
                                          ----------  ----------  ----------
INTEREST INCOME:
   Interest and fees on loans receivable  $2,440,978  $2,370,761  $2,619,699
   Interest on investments                   742,819     680,285     594,899
   Interest on Federal funds sold            305,044      81,929     110,262
   Interest on deposits with banks                 -       3,952      26,302
                                          ----------  ----------  ----------
      Total interest income                3,488,841   3,136,927   3,351,162
                                          ----------  ----------  ----------

INTEREST EXPENSE:
   Interest on deposits                      177,677     155,051     298,739
   Interest on borrowed funds                  1,465         858         789
                                          ----------  ----------  ----------
      Total interest expense                 179,142     155,909     299,528
                                          ----------  ----------  ----------

Net interest income                        3,309,699   2,981,018   3,051,634
Provision for credit losses                   90,000      90,000     150,000
                                          ----------  ----------  ----------
Net interest income after provision
   for credit losses                       3,219,699   2,891,018   2,901,634
                                          ----------  ----------  ----------

NON-INTEREST INCOME:
   Service fees                              451,907     475,798     458,799
   Other non-interest income                  19,215      14,290      14,920
                                          ----------  ----------  ----------
      Total non-interest income              471,122     490,088     473,719
                                          ----------  ----------  ----------

NON-INTEREST EXPENSES
   Salaries and wages                        984,047     909,441     916,228
   Employee benefits                         375,372     404,200     369,473
   Occupancy                                 454,093     382,892     374,751
   Furniture and equipment                   104,649      93,197      90,922
   Other non-interest expenses               598,218     529,982     535,687
                                          ----------  ----------  ----------
      Total non-interest expenses          2,516,379   2,319,712   2,287,061
                                          ----------  ----------  ----------

Income before income tax expense           1,174,442   1,061,394   1,088,292
Income tax expense                           522,958     408,999     498,290
                                          ----------  ----------  ----------
NET INCOME                                $  651,484  $  652,395  $  590,002
                                          ----------  ----------  ----------

NET INCOME PER SHARE:
   Basic earnings per share               $     0.26  $     0.26  $     0.24
                                          ----------  ----------  ----------
   Diluted earnings per share             $     0.25  $     0.25  $     0.24
                                          ----------  ----------  ----------
   Average shares outstanding-basic        2,539,991   2,509,623   2,444,021
                                          ----------  ----------  ----------
   Average shares outstsnding-diluted      2,600,649   2,608,223   2,502,809
                                          ----------  ----------  ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 2005, 2004 AND 2003
UNAUDITED

                                             2005        2004        2003
                                          ----------  ----------  ----------
INTEREST INCOME:
   Interest and fees on loans receivable  $1,233,613  $1,173,354  $1,285,953
   Interest on investments                   369,520     350,318     257,980
   Interest on Federal funds sold            201,692      52,724      57,228
   Interest on deposits with banks                 -           -      26,302
                                          ----------  ----------  ----------
      Total interest income                1,804,825   1,576,396   1,627,463
                                          ----------  ----------  ----------

INTEREST EXPENSE:
   Interest on deposits                       94,172      78,399     155,323
   Interest on borrowed funds                    710         375         264
                                          ----------  ----------  ----------
      Total interest expense                  94,882      78,774     155,587
                                          ----------  ----------  ----------

Net interest income                        1,709,943   1,497,622   1,471,876
Provision for credit losses                   45,000      45,000      75,000
                                          ----------  ----------  ----------
Net interest income after provision
   for credit losses                       1,664,943   1,452,622   1,396,876
                                          ----------  ----------  ----------

NON-INTEREST INCOME:
   Service fees                              221,158     241,635     241,067
   Other non-interest income                   8,755       7,140       8,290
                                          ----------  ----------  ----------
      Total non-interest income              229,913     248,775     249,357
                                          ----------  ----------  ----------

NON-INTEREST EXPENSES
   Salaries and wages                        503,065     454,130     464,757
   Employee benefits                         169,340     184,466     175,120
   Occupancy                                 221,813     180,878     184,170
   Furniture and equipment                    55,617      51,861      49,558
   Other non-interest expenses               328,914     270,515     274,378
                                          ----------  ----------  ----------
      Total non-interest expenses          1,278,749   1,141,850   1,147,983
                                          ----------  ----------  ----------

Income before income tax expense             616,107     559,547     498,250
Income tax expense                           250,870     173,999     224,990
                                          ----------  ----------  ----------
NET INCOME                                $  365,237  $  385,548  $  273,260
                                          ----------  ----------  ----------

NET INCOME PER SHARE:
   Basic earnings per share               $     0.14  $     0.15  $     0.11
                                          ----------  ----------  ----------
   Diluted earnigs per share              $     0.14  $     0.15  $     0.11
                                          ----------  ----------  ----------
   Average shares outstanding-basic        2,539,991   2,509,603   2,444,021
                                          ----------  ----------  ----------
   Average shares outstanding-diluted      2,600,649   2,608,223   2,502,809
                                          ----------  ----------  ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005, 2004 AND 2003
UNAUDITED

                                                                     DEFERRED
                                                                      STOCK
                                 COMMON                  RETAINED    COMPEN-   TREASURY
                                 STOCK       SURPLUS     EARNINGS     SATION     STOCK       TOTAL
                               ----------  ----------  -----------  ---------  ---------  -----------
Balance, December 31, 2002     $4,189,750  $2,592,694  $22,415,485  $-812,600  $ -96,619  $28,288,710

Net income                              -           -      590,002          -          -      590,002

Amortization of deferred
   stock compensation                   -           -            -     52,650          -       52,650

Proceeds from issuance of
   stock-stock option plan              -           -            -          -     18,340       18,340
                               ----------  ----------  -----------  ---------  ---------  -----------
Balance, June 30, 2003         $4,189,750  $2,592,694  $23,005,487  $-759,950  $ -78,279  $28,949,702
                               ----------  ----------  -----------  ---------  ---------  -----------

Balance, December 31, 2003     $4,223,444  $2,712,139  $24,254,899  $-707,300  $       -  $30,483,182

Net income                              -           -      652,395          -          -      652,395

Amortization of deferred
   stock compensation                   -           -            -     52,650          -       52,650

Proceeds from issuance of
   stock-stock option plan        101,800     360,881            -          -          -      462,681
                               ----------  ----------  -----------  ---------  ---------  -----------
Balance, June 30, 2004         $4,325,244  $3,073,020  $24,907,294  $-654,650  $       -  $31,650,908
                               ----------  ----------  -----------  ---------  ---------  -----------

Balance, December 31, 2004     $4,369,494  $3,437,550  $25,759,478  $-602,000  $-146,107  $32,818,415

Net income                              -           -      651,484          -          -      651,484

Issuance of stock-stock split     728,608    -728,608            -          -          -            -

Amortization of deferred
   stock compensation                   -           -            -     52,650          -       52,650

Proceeds from issuance of
   stock-stock option plan          7,918      22,923            -          -    146,107      176,948

Tax benefit from stock
   option plan                          -      23,586            -          -          -       23,586
                               ----------  ----------  -----------  ---------  ---------  -----------
Balance, June 30, 2005         $5,106,020  $2,755,451  $26,410,962  $-549,350  $       -  $33,723,083
                               ----------  ----------  -----------  ---------  ---------  -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005, 2004 AND 2003
UNAUDITED

                                                                     2005         2004         2003
                                                                 -----------  ------------  -----------
OPERATING ACTIVITIES:
   Net income                                                    $   651,484  $    652,395  $   590,002
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Provision for credit losses                                   90,000        90,000      150,000
        Depreciation and amortization                                 77,483        62,013       63,383
        Net accretion of securities discounts                              -       -10,048      -52,070
        Amortization of deferred stock compensation                   52,650        52,650       52,650
        Tax benefit from stock option plan                            23,586             -            -
        Net change in:
            Accrued interest receivable                              -36,339      -109,782      284,894
            Accrued interest payable                                  63,765        26,442       10,740
            Other assets                                             620,119      -109,479      101,138
            Other liabilities                                        693,668       102,671      -87,605
                                                                 -----------  ------------  -----------
            Net cash provided by operating activities              2,236,416       756,862    1,113,132
                                                                 -----------  ------------  -----------

INVESTING ACTIVITIES:
   Maturities of investment securities                               250,000    28,700,000   18,150,000
   Principal repayments on investment securities                           -        91,094       29,516
   Purchases of investment securities                             -3,000,000   -37,010,000   -5,250,000
   Net change in loans receivable                                 -2,367,994      -520,494   -1,879,179
   Acquisitions of premises and equipment                            -57,264      -183,673      -40,584
   Proceeds from sales of premises and equipment                           -             -            -
                                                                 -----------  ------------  -----------
           Net cash provided by (used in) investing activities    -5,175,258    -8,923,073   11,009,753
                                                                 -----------  ------------  -----------

FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares                                  -             -            -
   Purchase of treasury stock                                              -             -            -
   Proceeds from issuance of stock-stock option plan                 176,948       462,681       18,340
   Net increase (decrease) in non-interest
     bearing deposits                                              8,314,180     2,299,922    1,157,889
   Net increase (decrease) in interest
     bearing deposits                                             -5,275,587     5,536,573    3,511,353
   Net increase (decrease) in borrowed funds                         102,896      -408,491     -152,250
                                                                 -----------  ------------  -----------
           Net cash provided by (used in ) financing activities    3,318,437     7,890,685    4,535,332
                                                                 -----------  ------------  -----------

Net increase (decrease) in cash and cash equivalents                 379,595      -275,526   16,658,217
Cash and cash equivalents at January 1                            26,904,689    25,842,265   33,629,080
                                                                 -----------  ------------  -----------
Cash and cash equivalents at June 30                             $27,284,284  $ 25,566,739  $50,287,297
                                                                 -----------  ------------  -----------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                                   JUNE 30, 2005
                                               BOOK           MARKET
                                               VALUE          VALUE
                                            -----------    -----------
U.S. Government and agency securities       $29,105,000    $28,179,016
Other securities                              8,150,000      7,875,000
                                            -----------    -----------
                                            $37,255,000    $36,054,016
                                            -----------    -----------

                                                 DECEMBER 31, 2004
                                               BOOK           MARKET
                                               VALUE          VALUE
                                            -----------    -----------
U.S. Government and agency securities       $29,105,000    $28,829,213
Other securities                              5,400,000      5,368,750
                                            -----------    -----------
                                            $34,505,000    $34,197,963
                                            -----------    -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivabe is as follows:

                                              JUNE 30      DECEMBER 31
                                                2005           2004
                                            -----------    -----------
Commercial loans                            $47,901,818    $44,835,243
Real estate loans                            20,279,710     20,925,029
Cosumer loans                                   775,653        860,921
                                            -----------    -----------
                                             68,957,181     66,621,193
Less:
  Allowance for credit losses                   889,832        800,000
  Unearned income                               113,567        145,405
                                            -----------    -----------
                                            $67,953,782    $65,675,788
                                            -----------    -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                              JUNE 30      DECEMBER 31
                                                2005          2004
                                            -----------    -----------
Land                                        $   300,705    $   300,705
Bank premises                                   646,826        646,826
Leasehold improvements                          232,594        232,594
Furniture and equipment                       1,421,464      1,364,200
                                            -----------    -----------
                                              2,601,589      2,544,325
Less accumulated depreciation
  and amortization                            1,628,898      1,551,415
                                            -----------    -----------
                                            $   972,691    $   992,910
                                            -----------    -----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 2005

There were no significant changes in the Corporation's Balance Sheet since December 31, 2004. However, it should be mentioned that securities and loans increased by $2,750,000 and $2,278,000, respectively. The main reason for the increase in securities is the purchase of corporate securities totaling $3,000,000.

The allowance for credit losses increased by approximately $90,000, which was due to credit loss provisions taken in the first six months of this year. At June 30, 2005 the allowance for credit losses totaled $889,832, which represented 18% of all loans that were past due or in nonaccrual.

Stockholders' equity increased by approximately $905,000 mainly because of the addition of current earnings totaling $651,000 and an additional $177,000 resulting from the issuance of stock through the stock option plan. For additional information, refer to the Consolidated Statements of Stockholders' Equity on page 4. The Corporation continues to be classified as "Well Capitalized". At June 30, 2005, our risk-based capital ratio was 41.1%, which is over five times the regulatory requirement.

The results of operations for the first half of 2005, compared to the same period of 2004, showed a slight increase in income before taxes of approximately $113,000.

Although interest rates on the average during the current period were comparable to the average interest rates during the first half of 2004, increased volume brought about increases in interest income and expense of $352,000 and 23,000, respectively. The resulting $329,000 increase in net interest income is analyzed in detail on page 9.

Finally, there was a slight decrease of $19,000 in non-interest income. Non-interest expenses increased by approximately $197,000. Most of this increase resulted from additional expenses incurred from the addition of a new branch office, which opened for business during July 2004.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources, and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                 Increase (Decrease) Due to Changes in
                                 -------------------------------------
                                    Volume         Rates      Total
                                 ------------    ---------  ----------
Six Months Ended June 30, 2005

           Versus

Six Months Ended June 30, 2004

Interest income on:
  Loans receivable               $        165    $     -95  $       70
  Securities held to maturity             146          -83          63
  Short term investment                    35          184         219
                                 ------------    ---------  ----------
         Total interest income            346            6         352
                                 ------------    ---------  ----------
Interest expense on:
  Deposits                                 24           -1          23
  Borrowed funds                           -1            1           -
                                 ------------    ---------  ----------
         Total interest expense            23            0          23
                                 ------------    ---------  ----------
         Net interest income     $        323    $       6  $      329
                                 ------------    ---------  ----------

Quarter Ended June 30, 2005

           Versus

Quarter Ended June 30, 2004

Interest income on:
  Loans receivable               $         81    $     -20  $       61
  Securities held to maturity              47          -28          19
  Short term investment                    23          126         149
                                 ------------    ---------  ----------
         Total interest income            151           78         229
                                 ------------    ---------  ----------
Interest expense on:
  Deposits                                 11            5          16
  Borrowed funds                            -            1           1
                                 ------------    ---------  ----------
         Total interest expense            11            6          17
                                 ------------    ---------  ----------
         Net interest income     $        140    $      72  $      212
                                 ------------    ---------  ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended June 30, 2005.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES

07/27/2005                                        Carmen J. Gumina
-----------                                   -------------------------
   Date                                       Carmen J. Gumina, CEO

07/27/2005                                        Thomas Fornale
-----------                                   -------------------------
   Date                                       Thomas Fornale, Treasurer