Form 10-Q
period 2005-09-30
BRUNSWICK BANCORP
filed 2005-10-26
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

Quarter ended September 30, 2005                  Commission file number 0-14403

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

COMMON STOCK, NO PAR VALUE                            2,589,696 SHARES
     (Class of Stock)                        (Outstanding at September 30, 2005)

                                   ----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
        September 30, 2005 and December 31, 2004                               1

        Consolidated Statements of Income
        Nine Months Ended September 30, 2005, 2004 and 2003                    2

        Consolidated Statements of Income
        Quarters Ended September 30, 2005, 2004 and 2003                       3

        Consolidated Statements of Stockholders' Equity
        Nine Months Ended September 30, 2005, 2004 and 2003                    4

        Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2005, 2004 and 2003                    5

        Notes to Consolidated Financial Statements                           6-7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operation                                  8-9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      10

Signatures                                                                    11

302 CERTIFICATION : CEO                                                       12
302 CERTIFICATION : CFO                                                       13
906 CERTIFICATION : CEO                                                       14
906 CERTIFICATION : CFO                                                       15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                   September 30    December 31
                                                                       2005           2004
                                                                   ------------   ------------
ASSETS:
   Cash and due from banks                                         $  8,429,180   $  6,904,689
   Federal funds sold                                                14,000,000     22,000,000
                                                                   ------------   ------------
      Total cash and cash equivalents                                22,429,180     28,904,689
   Securities held to maturity                                       36,855,000     34,505,000
   Loans receivable, net                                             67,524,622     65,675,788
   Premises and equipment                                               938,897        992,910
   Accrued interest receivable                                          471,712        678,327
   Other assets                                                         428,973        992,740
                                                                   ------------   ------------
            TOTAL ASSETS                                           $128,648,384   $131,749,454
                                                                   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                                      $ 38,754,672   $ 32,618,470
         Interest bearing                                            54,612,488     65,858,450
                                                                   ------------   ------------
            Total deposits                                           93,367,160     98,476,920
      Borrowed funds                                                    359,076        278,661
      Accrued Interest payable                                          129,633         65,620
      Other liabilities                                                 313,959        109,838
                                                                   ------------   ------------
            Total liabilities                                        94,169,828     98,931,039
                                                                   ------------   ------------
   Stockholders' equity
      Common stock, no par value
         Authorized 10,000,000 shares
         Issued and outstanding 2,589,696 shares
         at September 30, 2005 and 2,184,747 shares
         ar December 31, 2004                                         5,179,392      4,369,494
      Additional paid-in capital                                      2,967,863      3,437,550
      Retained earnings                                              26,854,326     25,759,478
      Deferred stock compensation                                      (523,025)      (602,000)
      Treasury stock at cost, 11,239 shares at December 31, 2004             --       (146,107)
                                                                   ------------   ------------
            Total stockholders' equity                               34,478,556     32,818,415
                                                                   ------------   ------------
            TOTAL LIABILITIES AND STOCKHODER' EQUITY               $128,648,384   $131,749,454
                                                                   ------------   ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
UNAUDITED

                                              2005         2004         2003
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $3,862,261   $3,609,612   $3,939,511
   Interest on investments                    957,932    1,048,512      813,721
   Interest on Federal funds sold             435,850      141,407      138,446
   Interest on deposits with banks                 --        3,952       89,852
                                           ----------   ----------   ----------
      Total interest income                 5,256,043    4,803,483    4,981,530
                                           ----------   ----------   ----------

INTEREST EXPENSE:
   Interest on deposits                       309,687      233,601      409,512
   Interest on borrowed funds                   2,567        1,232        1,350
                                           ----------   ----------   ----------
      Total interest expense                  312,254      234,833      410,862
                                           ----------   ----------   ----------

Net interest income                         4,943,789    4,568,650    4,570,668
Provision for credit losses                   135,000      135,000      225,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        4,808,789    4,433,650    4,345,668
                                           ----------   ----------   ----------

NON-INTEREST INCOME:
   Service fees                               650,026      686,938      691,984
   Other non-interest income                   27,300       20,440       50,217
                                           ----------   ----------   ----------
      Total non-interest income               677,326      707,378      742,201
                                           ----------   ----------   ----------

NON-INTEREST EXPENSES
   Salaries and wages                       1,494,785    1,385,238    1,386,491
   Employee benefits                          555,604      582,983      554,103
   Occupancy                                  681,325      607,224      550,818
   Furniture and equipment                    144,606      133,364      134,402
   Other non-interest expenses                876,143      801,564      765,934
                                           ----------   ----------   ----------
      Total non-interest expenses           3,752,463    3,510,373    3,391,748
                                           ----------   ----------   ----------

Income before income tax expense            1,733,652    1,630,655    1,696,121
Income tax expense                            638,804      689,629      755,337
                                           ----------   ----------   ----------
NET INCOME                                 $1,094,848   $  941,026   $  940,784
                                           ----------   ----------   ----------

NET INCOME PER SHARE:
   Basic earnings per share                $     0.43   $     0.37   $     0.38
                                           ----------   ----------   ----------
   Diluted earnings per share              $     0.42   $     0.36   $     0.38
                                           ----------   ----------   ----------
   Average shares outstanding-basic         2,548,046    2,509,603    2,444,021
                                           ----------   ----------   ----------
   Average shares outstanding-diluted       2,587,206    2,608,223    2,502,809
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
UNAUDITED

                                              2005         2004         2003
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $1,421,283   $1,238,851   $1,319,812
   Interest on investments                    215,113      368,227      218,822
   Interest on Federal funds sold             130,806       59,478       28,184
   Interest on deposits with banks                 --           --       63,550
                                           ----------   ----------   ----------
      Total interest income                 1,767,202    1,666,556    1,630,368
                                           ----------   ----------   ----------

INTEREST EXPENSE:
   Interest on deposits                       132,010       78,550      110,773
   Interest on borrowed funds                   1,102          374          561
                                           ----------   ----------   ----------
      Total interest expense                  133,112       78,924      111,334
                                           ----------   ----------   ----------

Net interest income                         1,634,090    1,587,632    1,519,034
Provision for credit losses                    45,000       45,000       75,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        1,589,090    1,542,632    1,444,034
                                           ----------   ----------   ----------

NON-INTEREST INCOME:
   Service fees                               198,119      211,140      233,185
   Other non-interest income                    8,085        6,150       35,297
                                           ----------   ----------   ----------
      Total non-interest income               206,204      217,290      268,482
                                           ----------   ----------   ----------

NON-INTEREST EXPENSES
   Salaries and wages                         510,738      475,797      470,263
   Employee benefits                          180,232      178,783      184,630
   Occupancy                                  227,232      224,332      176,067
   Furniture and equipment                     39,957       40,167       43,480
   Other non-interest expenses                277,925      271,582      230,247
                                           ----------   ----------   ----------
      Total non-interest expenses           1,236,084    1,190,661    1,104,687
                                           ----------   ----------   ----------

Income before income tax expense              559,210      569,261      607,829
Income tax expense                            115,846      280,630      257,047
                                           ----------   ----------   ----------
NET INCOME                                 $  443,364   $  288,631   $  350,782
                                           ----------   ----------   ----------

NET INCOME PER SHARE:
   Basic earnings per share                $     0.17   $     0.12   $     0.14
                                           ----------   ----------   ----------
   Diluted earnings per share              $     0.17   $     0.11   $     0.14
                                           ----------   ----------   ----------
   Average shares outstanding-basic         2,548,046    2,509,603    2,444,021
                                           ----------   ----------   ----------
   Average shares outstanding-diluted       2,587,206    2,608,223    2,502,809
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
UNAUDITED

                                                                           DEFERRED
                                  COMMON                     RETAINED        STOCK       TREASURY
                                   STOCK       SURPLUS       EARNINGS    COMPENSATION     STOCK        TOTAL
                                ----------   -----------   -----------   ------------   ---------   -----------
Balance, December 31, 2002      $4,189,750   $ 2,592,694   $22,415,485    $(812,600)    $ (96,619)  $28,288,710
Net income                              --            --       940,784           --            --       940,784
Amortization of deferred
   stock compensation                   --            --            --       78,975            --        78,975
Proceeds from issuance of
   stock-stock option plan              --            --            --           --        80,576        80,576
                                ----------   -----------   -----------    ---------     ---------   -----------
Balance, September 30, 2003     $4,189,750   $ 2,592,694   $23,356,269    $(733,625)    $ (16,043)  $29,389,045
                                ----------   -----------   -----------    ---------     ---------   -----------
Balance, December 31, 2003      $4,223,444   $ 2,712,139   $24,254,899    $(707,300)    $      --   $30,483,182
Net income                              --            --       941,026           --            --       941,026
Amortization of deferred
   stock compensation                   --            --            --       78,975            --        78,975
Proceeds from issuance of
   stock-stock option plan         114,650       406,434            --           --            --       521,084
                                ----------   -----------   -----------    ---------     ---------   -----------
Balance, September 30, 2004     $4,338,094   $ 3,118,573   $25,195,925    $(628,325)    $      --   $32,024,267
                                ----------   -----------   -----------    ---------     ---------   -----------
Balance, December 31, 2004      $4,369,494   $ 3,437,550   $25,759,478    $(602,000)    $(146,107)  $32,818,415
Net income                              --            --     1,094,848           --            --     1,094,848
Issuance of stock-stock split      728,608      (728,608)           --           --            --            --
Amortization of deferred
   stock compensation                   --            --            --       78,975            --        78,975
Proceeds from issuance of
   stock-stock option plan          81,290       235,335            --           --       146,107       462,732
Tax benefit from stock
   option plan                          --        23,586            --           --            --        23,586
                                ----------   -----------   -----------    ---------     ---------   -----------
Balance, September 30, 2004     $5,179,392   $ 2,967,863   $26,854,326    $(523,025)    $      --   $34,478,556
                                ----------   -----------   -----------    ---------     ---------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
UNAUDITED

                                                                2005           2004           2003
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income                                               $  1,094,848   $    941,026   $    940,784
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Provision for credit losses                                135,000        135,000        225,000
      Depreciation and amortization                              111,277         96,794         91,868
      Net accretion of securities discounts                           --        (10,048)       (70,326)
      Tax benefit from stock option plan                          23,586             --             --
      Amortization of deferred stock compensation                 78,975         78,975         78,975
      Net change in:                                                  --             --             --
         Accrued interest receivable                             206,615          9,141        211,429
         Accrued interest payable                                 64,013         38,058         23,425
         Other assets                                            563,767       (108,440)        57,310
         Other liabilities                                       204,121        184,485         (2,960)
                                                            ------------   ------------   ------------
         Net cash provided by operating activities             2,482,202      1,364,991      1,555,505
                                                            ------------   ------------   ------------
INVESTING ACTIVITIES:
   Maturities of investment securities                           650,000     42,410,000     18,150,000
   Principal repayments on investment securities                      --         91,094         42,764
   Purchases of investment securities                         (3,000,000)   (49,615,000)   (14,825,000)
   Net change in loans receivable                             (1,983,834)      (537,523)    (4,108,817)
   Acquisitions of premises and equipment                        (57,264)      (293,387)       (40,584)
   Proceeds from sales of premises and equipment                      --             --        354,480
                                                            ------------   ------------   ------------
      Net cash provided by (used in) investing activities     (4,391,098)    (7,944,816)      (427,157)
                                                            ------------   ------------   ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of stock-stock option plan             462,732        521,084         80,576
   Net increase (decrease) in non-interest
      bearing deposits                                         6,136,202      2,857,115      2,105,075
   Net increase (decrease) in interest
      bearing deposits                                       (11,245,962)     1,689,130      1,055,048
   Net increase (decrease) in borrowed funds                      80,415       (412,824)      (525,360)
                                                            ------------   ------------   ------------
      Net cash provided by (used in) financing activities     (4,566,613)     4,654,505      2,715,339
                                                            ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents              (6,475,509)    (1,925,320)     3,843,687
Cash and cash equivalents at January 1                        28,904,689     25,842,265     33,629,080
                                                            ------------   ------------   ------------
Cash and cash equivalents at September 30                   $ 22,429,180   $ 23,916,945   $ 37,472,767
                                                            ------------   ------------   ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                            SEPTEMBER 30, 2005
                                        --------------------------
                                         BOOK VALUE   MARKET VALUE
                                        -----------   ------------
U.S. Government and agency securities   $29,105,000    $28,411,338
Other securities                          7,750,000      7,411,250
                                        -----------    -----------
                                        $36,855,000    $35,822,588
                                        -----------    -----------

                                             DECEMBER 31, 2004
                                        --------------------------
                                         BOOK VALUE   MARKET VALUE
                                        -----------   ------------
U.S. Government and agency securities   $29,105,000    $28,829,213
Other securities                          5,400,000      5,368,750
                                        -----------    -----------
                                        $34,505,000    $34,197,963
                                        -----------    -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivabe is as follows:

                                 SEPTEMBER 30   DECEMBER 31
                                     2005           2004
                                 ------------   -----------
Commercial loans                  $41,252,166   $44,835,243
Real estate loans                  26,475,927    20,925,029
Cosumer loans                         835,691       860,921
                                  -----------   -----------
                                   68,563,784    66,621,193
Less:
   Allowance for credit losses        934,832       800,000
   Unearned income                    104,330       145,405
                                  -----------   -----------
                                  $67,524,622   $65,675,788
                                  -----------   -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                 SEPTEMBER 30   DECEMBER 31
                                     2005           2004
                                 ------------   -----------
Land                              $  300,705     $  300,705
Bank premises                        646,826        646,826
Leasehold improvements               232,594        232,594
Furniture and equipment            1,421,464      1,364,200
                                  ----------     ----------
                                   2,601,589      2,544,325
Less accumulated depreciation
   and amortization                1,662,692      1,551,415
                                  ----------     ----------
                                  $  938,897     $  992,910
                                  ----------     ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2005

The most notable change in the Corporation's Balance Sheet since December 31, 2004 is a decrease in Federal funds sold of $8,000,000. This decrease was partially offset by increases in securities and loans of $2,350,000 and $1,849,000, respectively. The resulting $3,801,000 net decrease in interest earning assets was brought about by a decrease in deposits of $5,110,000.

The allowance for credit losses increased by approximately $135,000, which was due to credit loss provisions. At September 30, 2005 the allowance for credit losses totaled $934,832 which represented 35% of all loans that were past due or in nonaccrual.

Stockholders' equity increased by approximately $1,660,000 mainly because of the addition of current earnings totaling $1,095,000 and an additional $463,000 resulting from the issuance of stock through the stock option plan. For additional information, refer to the Consolidated Statements of Stockholders' Equity on page 4. The Corporation continues to be classified as "Well Capitalized". At September 30, 2005 our risk-based capital ratio was 41.7% which is over five times the regulatory requirement.

The results of operations for the first three quarters of 2005, compared to the same period of 2004, show a slight increase in income before taxes of approximately $103,000.

During the current year the Corporation profited from slightly higher interest rates and increased volume. Interest income and expense increased by $452,000 and 77,000, respectively. The resulting $375,000 increase in net interest income is analyzed in detail on page 9.

Finally, there was a slight decrease of $30,000 in non-interest income and non-interest expenses increased by approximately $242,000. Most of this increase resulted from additional expenses incurred from the addition of a new branch office which opened for business during July, 2004.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                       Increase (Decrease) Due to Changes in
                                       -------------------------------------
                                              Volume   Rates   Total
                                              ------   -----   -----
Nine Months Ended September 30, 2005
               Versus
Nine Months Ended September 30, 2004

Interest income on:
   Loans receivable                            $240    $  12   $ 252
   Securities held to maturity                   77     (168)    (91)
   Short term investments                        21      270     291
                                               ----    -----   -----
      Total interest income                     338      114     452
                                               ----    -----   -----
Interest expense on:
   Deposits                                      24       52      76
   Borrowed funds                                --        1       1
                                               ----    -----   -----
      Total interest expense                     24       53      77
                                               ----    -----   -----
      Net interest income                      $314    $  61   $ 375
                                               ----    -----   -----

Quarter Ended September 30, 2005
               Versus
Quarter Ended September 30, 2004

Interest income on:
   Loans receivable                            $113    $  69   $ 182
   Securities held to maturity                    4     (157)   (153)
   Short term investments                       (21)      93      72
                                               ----    -----   -----
      Total interest income                      96        5     101
                                               ----    -----   -----
Interest expense on:
   Deposits                                      (7)      60      53
   Borrowed funds                                --        1       1
                                               ----    -----   -----
      Total interest expense                     (7)      61      54
                                               ----    -----   -----
      Net interest income                      $103    $ (56)  $  47
                                               ----    -----   -----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

The Corporation did not file Form 8-K during the three months ended September 30, 2005.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES


                                        Carmen J. Gumina
10/20/05                                ----------------------------------------
  Date                                  Carmen J. Gumina, President & CEO


                                        Thomas Fornale
10/20/05                                ----------------------------------------
  Date                                  Thomas Fornale, Treasurer