Form 10-K
period 2005-12-31
BRUNSWICK BANCORP
filed 2006-03-27
CIK 771614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-14403

                                BRUNSWICK BANCORP
             (Exact name of Registrant as specified in its Charter)

               NEW JERSEY                                        22-2610694
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

          439 LIVINGSTON AVENUE
            NEW BRUNSWICK, NJ                                       08901
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (732) 247-5800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
              Common Stock, no par value - American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act yes [ ] no [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act yes [ ] no [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one)
Large Accelerated Filer      Accelerated Filer      Non-accelerated Filer X
                        ----                   ----                      ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 8, 2006 was $31,853,261.

The number of shares of Registrant's Common Stock, no par value, outstanding as of February 8, 2006 was 2,589,696.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2006 annual meeting of stockholders.

                                BRUNSWICK BANCORP

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
   Item 1.   Business                                                          1
   Item 1A.  Risk Factors                                                    6-8
   Item 1B.  Unresolved Staff Comments                                         8
   Item 2.   Properties                                                      8-9
   Item 3.   Legal Proceedings                                                 9
   Item 4.   Submission of Matters to a Vote of Security Holders
                Executive Officers of the Registrant                           9

PART II
   Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                         9-10
   Item 6.   Selected Financial Data                                          10
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  10-22
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       23
   Item 8.   Financial Statements and Supplementary Data                      23
   Item 9.   Change in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      23
   Item 9A.  Controls and Procedures                                          23

PART III
   Item 10.  Directors and Executive Officers of the Registrant               23
   Item 11.  Executive Compensation                                           24
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    24
   Item 13.  Certain Relationships and Related Transactions                   24
   Item 14.  Principal Accountant Fees & Services                             24

PART IV
   Item 15.  Exhibits, Financial Statements, Schedules                        25

             Signatures                                                       26

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to re-capitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0165% of insured deposits in 2005. These assessments will continue until the FICO bonds mature in 2017.

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

The federal banking agencies have adopted and implemented regulations pursuant to the USA Patriot Act. These regulations have and will continue to increase the Company's compliance costs.

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

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined under Securities and Exchange Commission regulations) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

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

Tier 2 capital consists of an institution's allowance for possible loan losses, subject to limitation, hybrid capital instruments that to not qualify as Tier 1 capital and certain subordinated debt. The allowance for possible loan losses, which may be considered Tier 2 capital, is limited to 1.25% of risk-based assets. As of December 31, 2005, the Company's Total risk weighted capital ratio was 41.66% and its Tier one risk weighted capital ratio was 40.72%. Such ratios exceed the current regulatory requirements.

In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier 1 capital to total assets ratio of 3%. However, institutions, which are not among the most highly rated by federal regulators, or those experiencing significant growth, must maintain a ratio of 100-200 basis points above the 3% minimum. As of December 31, 2005, the consolidated Company had a leverage capital ratio of 25.08%.

The FDIC also imposes risk based and leverage capital guidelines on the Bank. These guidelines and the ratios to be met are substantially similar to those imposed by the Federal Reserve Board. If a bank does not satisfy the FDIC's capital requirements, it will be deemed to be operated in an unsafe and unsound manner and will be subject to regulatory action. The Bank met all the FDIC capital requirements at December 31, 2005. As of December 31, 2005, the Bank had a risk weighted capital ratio of 33.33% and a leverage capital ratio of 19.39%.

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

The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 ratio of at least 5.0 percent, and (iv) meets certain other non-financial requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 ratio of at least 4.0 percent,
(iii) has a Tier 1 leverage ratio (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated I in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent (ii) has a Tier 1 risk based capital of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or
(b) less than 3.0 percent is the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than
6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

HOLDING COMPANY SUPERVISION

Generally, the Bank Holding Company Act ("BHCA") limits the business of a bank holding company and its affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking of managing or controlling banks so as to be a proper incident thereto. The Federal Reserve Board under its Regulation "Y" has restricted such activities to things such as lease financing, mortgage banking, investment advice, certain data processing services and securities brokerage services. BB is not currently conducting these activities.

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

At December 31, 2005, BB and its subsidiary Bank had deposits of $124,442,633, total loans of $65,805,907 and total assets of $160,182,019. The Bank is a full service commercial bank and offers the services generally performed by commercial banks of similar size and character. Such services include: checking, savings and time deposit accounts, certificates of deposit, secured and unsecured personal loans, commercial loans, residential and commercial real estate loans and internet banking. The Bank also provides trust services. BB and its subsidiary Bank had the equivalent of 48 full-time employees as of December 31, 2005.

The primary emphasis of the Company's lending activities is in the commercial lending area. As of December 31, 2005, 67.73% of the loan portfolio is in commercial loans, 7.26% in construction first mortgage loans, 10.62% in commercial first mortgage loans, 13.06% in residential loans, and 1.33% in installment loans. The composition of the loan portfolio represents a shift from the year 2005. During 2005, there was an increase in construction first mortgage loans and a decrease in residential real estate and commercial real estate loans. The Company's lending base is generally in the commercial area, concentrating both in commercial first mortgage loans and commercial loans secured by certificates of deposit, equity, securities, and other forms of collateral. Commercial loans secured by certificates of deposit provide the lowest risk to the Company as the collateral is under full control of the Company and faces no risk of deterioration. First mortgage loans and commercial loans secured by real estate provide security with risk tied to real estate market fluctuations. As the Company lends in a relatively compact geographical area, management is better able to measure the risk of real estate market deterioration and risk of asset deterioration than it would be if it had to assess real estate conditions in numerous, disparate geographical areas. However, the concentration of the Company's real estate collateral in a compact geographical area can subject the Company to greater fluctuations in delinquencies if local market conditions vary from those in a broader area. Due to the uncertainty in both the local and state real estate markets, the Company maintains liquid investments in Federal funds sold with short-term maturity dates.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

RISKS EFFECTING OUR BUSINESS:

OUR LOAN PORTFOLIO IS HEAVILY CONCENTRATED IN COMMERCIAL LOANS.

A relatively large portion of our total loan portfolio, 67.7%, consists of commercial loans. Commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial loans, therefore, have a greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one - to four-family loans. Commercial lending generally also requires substantially greater administration and oversight efforts, and may involve greater administrative expense, compared to residential or non-residential real estate lending.

OUR LOAN PORTFOLIO HAS NOT EXPERIENCED SIGNIFICANT GROWTH

Since year end 2000, our net loan portfolio has grown 24.1%, or less than 5% per year, from a net total of $53,024,831 at year end 2000 to $65,805,907 at year end 2005. The lack of loan growth makes it difficult for us to increase earnings, and requires us to manage our expenses more stringently, including our interest expense. This may make it difficult for us to grow our franchise while maintaining acceptable earnings.

OUR OPERATIONS ARE NOT GEOGRAPHICALLY DIVERSIFIED.

We conduct business through our main office and six branches, located in Monmouth and Middlesex Counties in New Jersey. Although we are legally permitted to lend throughout New Jersey, a substantial majority of our loans are made to businesses and individuals located in the trade areas surrounding our branches. Our business is therefore geographically more limited than that of many of our competitors. Any downturn in the local economies of the communities surrounding our branches could have a material negative impact on our results of operations.

WE ARE DEPENDENT UPON NET INTEREST INCOME FOR OUR EARNINGS.

Non-interest income accounts for a small percentage of our total net income. For the year ending December 31, 2005, our non-interest income was $890,512, compared to net interest income of $6.8 million. In addition, our non-interest income has declined in each of the last three years. Therefore, in order to increase our earnings, we must manage our interest expense, obtain higher rates on our loans and avoid non-performing assets, which will require additional provisions to the allowance for possible loan losses. Increases in the rates we must pay to acquire or maintain deposits, or competition requiring us to lower loan rates, will negatively affect our earnings.

RISKS RELATED TO THE BANKING INDUSTRY:

THERE IS A RISK THAT WE MAY NOT BE REPAID IN A TIMELY MANNER, OR AT ALL, FOR LOANS WE MAKE.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2005, the Company's allowance for loan losses was $800,000. The Company's marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers, available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

OUR ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOSSES.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect results of our operations. Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically, by an independent loan review function and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses. Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

WE ARE IN COMPETITION WITH MANY OTHER BANKS, INCLUDING LARGER COMMERCIAL BANKS, WHICH HAVE GREATER RESOURCES THAN US.

The banking industry within the State of New Jersey is highly competitive. The Company's principal market area is served by branch offices of large commercial banks and thrift institutions. In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as "home town" institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

THE LAWS THAT REGULATE OUR OPERATIONS ARE DESIGNED FOR THE PROTECTION OF DEPOSITORS AND THE PUBLIC, BUT NOT OUR STOCKHOLDERS.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change. We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely our business.

WE MAY BE SUBJECT TO HIGHER OPERATING COSTS AS A RESULT OF GOVERNMENT
REGULATION.

We are subject to extensive federal and state legislation, regulation and supervision, which are intended primarily to protect depositors and the Federal Deposit Insurance Company's Bank Insurance Fund, rather than investors. Legislative and regulatory changes may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

WE CANNOT PREDICT HOW CHANGES IN TECHNOLOGY WILL IMPACT OUR BUSINESS.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

     -    telecommunications;

     -    data processing;

     -    automation;

     -    Internet-based banking;

     -    telebanking; and

     -    debit cards and so-called "smart cards."

Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

THE COMPANY'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     "None"

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

No matters were submitted to a vote of shareholders of BB during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
     MATTERS

BB had 260 shareholders of record as of December 31, 2005.

Brunswick Bancorp is listed on the American Stock Exchange under the symbol "BRB". The quarterly information represents the high and low sales price as it is reported by the exchange.

                   2005            2004
              -------------   -------------
               High    Low     High    Low
              -----   -----   -----   -----
1st Quarter   13.95   12.60   15.39   13.76
2nd Quarter   13.70   12.65   14.83   13.07
3rd Quarter   12.80   11.70   13.63   12.09
4th Quarter   12.10   11.55   12.86   12.00

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

As of December 31, 2005, approximately $15.3 million is currently available, without restriction, for the Bank to pay the Registrant in dividends. The Board of Directors will review its dividend policy on an ongoing basis.

STOCK SPLIT

The Board of Directors declared a seven for six stock split payable on March 7, 2005 to stockholders of record on February 21, 2005. The stock split resulted in the Company issuing 364,304 shares.

In November 2004, the Company's Board of Directors approved a stock repurchase program whereby up to $5,000,000 of common stock may be purchased from time to time at the discretion of management.

During the fourth quarter the Company did not repurchase any stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data concerning BB:

                                                       Year Ended December 31
                                   --------------------------------------------------------------
                                            (Dollars in Thousands Except Per Share Data)
                                   --------------------------------------------------------------
                                      2005         2004         2003         2002         2001
                                   ----------   ----------   ----------   ----------   ----------
Interest income                    $    7,198   $    6,469   $    6,711   $    7,566   $    8,198
Interest expense                          440          320          499          720        1,467
Net interest income                     6,758        6,149        6,212        6,846        6,731
Provision for credit losses/
   (recoveries on non-
   performing assets)                     118          (93)        (207)        (212)        (124)
Net interest income after
   provision for credit losses/
   (recoveries on non-
   performing assets)                   6,640        6,242        6,149        7,058        6,855
Non-interest income                       890          901          953          968          946
Other expenses                          4,886        4,653        4,526        4,747        4,802
Income before income taxes              2,644        2,490        2,846        3,278        2,999
Income tax expense                        881          985        1,007        1,334        1,174
Net income                              1,763        1,505        1,839        1,944        1,825
Net income per share                      .69          .60          .78          .82          .78
Diluted earnings per share                .68          .59          .76          .81          .77
Cash dividends per share                    0            0            0            0            0
Weighted average number
   of shares outstanding-basic      2,558,544    2,522,567    2,358,530    2,355,799    2,344,501
                        -diluted    2,588,068    2,570,813    2,435,810    2,386,561    2,378,823

                                      Summary Consolidated Balance Sheets
                             ----------------------------------------------------
                                 (Dollars in Thousands Except Per Share Data)
                             ----------------------------------------------------
                               2005       2004       2003       2002       2001
                             --------   --------   --------   --------   --------
Total assets                 $160,182   $131,749   $120,769   $122,707   $109,004
Deposits                      124,443     98,477     89,414     93,321     81,628
Other liabilities                 488        454        872      1,097      1,130
Stockholders' equity           35,251     32,818     30,483     28,289     26,246
                             --------   --------   --------   --------   --------
Total shareholder's equity
   per outstanding share     $  13.61   $  15.02   $  14.44   $  13.50   $  13.78
                             ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review of Brunswick Bancorp (the "Company") is presented on a consolidated basis and is intended to provide a comparison of the financial performance of the Company and its wholly owned subsidiary, Brunswick Bank & Trust Company (the "Bank") for the years ended December 31, 2005, 2004 and 2003. The information presented below should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report.

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

Management believes the determination of the provision for loan losses is a critical accounting policy encompassing significant judgments and estimates used in preparation of our consolidated financial statements. The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance. Management uses significant estimates to determine the allowance for loan losses.

Income taxes, under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. The realization of deferred tax assets is assessed and a valuation allowance provided for that portion of the asset for which the allowance is more likely than not to be realized. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax assets to the expected realizable amount, thereby impacting earnings.

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

RESULTS OF OPERATIONS

The Company's 2005 net income amounted to $1,763,132, or $0.68 per diluted share, which was $258,553, or 17.18%, higher than income of $1,504,579, or $0.59 per diluted share in 2004. Net income for 2004 was $334,835 lower than 2003 income of $1,839,414, or $0.76 per diluted share. Basic net income per share was $.69, $.60 and $.78, respectively in 2005, 2004 and 2003.

The increase in net income in 2005 is due mainly to the net interest income increase of $608,464 as interest income increased by $729,041, or 11.27%, while interest expense increased by $120,577 or 37.73%. In addition, during 2005, the Company recognized a provision for loan losses of $118,186, compared to a recovery on charged off assets of $93,219 in 2004. Other expenses in 2005 increased by $232,671 to $4.886 million in 2005 from $4.654 million in 2004, while Income tax expense decreased $104,457 compared to 2004.

The increase in both interest and interest expense during the current year reflects a change in the interest rate environment from the last several years, which saw a continuing decline in market rates of interest as the Federal Reserve engaged in aggressive rate cuts and then maintained rates at historically low levels. During 2005, the Federal Reserve began a program of measured interest rate increases, which saw the Federal Funds rate increases from 3.25% to 5.25% during 2005.

The Company's 2004 net income amounted to $1,504,579, or $0.59 per diluted share, which was $334,835, or 18.2%, lower than income of $1,839,414, or $0.76 per diluted share in 2003. The year over year declined showed the effect of decreasing market rates of interest on the Company's interest earning assets.

Return on assets for the years ended December 31, 2005, 2004 and 2003 was 1.29%, 1.18% and 1.48%, respectively while the return on average equity recorded during the same periods amounted to 5.22%, 4.77% and 6.30%.

Management believes it has created a market-niche as a local commercial bank, servicing small businesses and individuals in its targeted geographical areas. It is the Company's intention to continue servicing that market.

Income Statement Analysis, 2005 vs. 2004

Our net income has been adversely impacted during the previous years due to the declines in market rates of interest on interest earning assets like loans and investment securities. Although our cost of interest bearing liabilities has also declined during this period, the reduction has not kept pace with the decline in yield on interest earning assets, due in large measure to the low level of cost of interest bearing deposits at the start of the period. This trend changed in 2005 due to the increase in the prime interest rate, which increased our yield on interest earning assets. This impacted interest earned on loans and resulted in a substantial increase in income earned on Federal funds sold. As mentioned above interest income increased over $729,000 compared to the previous year. The yield on loans increased by 10 basis points from 7.79% for the year ended December 31, 2004 to 7.89% in the current year. Federal funds sold increased by 18 basis points from 1.16% for the year ended December 31, 2004 to 3.02% in the current year. Investment income yield declined 65 basis points from 4.20% for the year ended December 31, 2004 to 3.55% in the current year. Interest expense increased in 2005 by $120,000 compared to the previous year. The cost of interest bearing liabilities increased by 14 basis points from ..52% for the year ended December 31, 2004 to .66% in the current year.

In 2005 income before income taxes increased from 2004 by $154,000. This increase occurred mainly because of an increase in net interest income, which was higher due to a substantial increase in interest rates on loans, deposits and investments.

Interest income increased by $729,000 and interest expense increased by $120,000 which resulted in a $609,000 overall increase in net interest income. The following table illustrates how volume and interest rates affected net interest income.

Interest income:
   Changes in volume              $ 480,000
   Changes in interest rates        225,000
   Change in rate/volume             24,000
Interest expense:
   Changes in volume                (12,000)
   Changes in interest rates       (109,000)
   Changes in rate/volume               -0-
                                  ---------
Increase in net interest income   $ 609,000
                                  =========

In the current year, other income that consists of service fees and other income, decreased by $11,000.

In the current year, provision for loan losses totaled $118,000, while the prior year there was a recovery of $93,000.

Total other expenses increased but $233,000 in 2005. The increase in total Other Expenses was due mainly to increases in salaries and employee benefits of $83,000, in occupancy expenses of $78,000 and in other expenses of $72,000.

The Company's income tax expense declined by $104,457 despite higher pre-tax income. The decline in the Company's income tax expense reflects the Company's recovery of some deferred taxes in 2005. This occurred due to the deferred compensation package to the key employees that was paid out in 2005, and the actual tax savings realized was larger then originally estimated.

Income Statement Analysis, 2004 vs. 2003

In 2004 income before income taxes decreased from 2003 by $356,000. This decrease occurred mainly because of a decrease in net interest income, which was lower due to a substantial decrease in interest rates on loans, deposits and investments, and lower recoveries on previously charged off assets in 2004 compared to 2003.

Interest income decreased by $243,000 and interest expense decreased by $180,000 which resulted in a $62,000 overall decrease in net interest income. The following table illustrates how volume and interest rates affected net interest income.

Interest income:
   Change in volume                $ 751,000
   Change in interest rates         (767,000)
   Change in rate/volume            (226,000)
Interest expense:
   Change in volume                   17,000
   Change in interest rates          167,000
   Change in rate/volume              (4,000)
                                   ---------
   Change in net interest income   $ (62,000)
                                   =========

In 2004, other income, which consists of service fee and credit recoveries, decreased by $167,000 and other expenses, were up $127,000.

The increase in other expenses was due mainly to increase of salaries and employee benefits of $35,000 and occupancy expenses increasing $101,000, offsetting the increases were equipment and other expenses decreasing by $9,000.

The decline in the Company's income tax expense reflects the company's reduced level of earnings in 2004.

Balance Sheet Analysis

Total assets increased by $28 million from December 31, 2004 to December 31, 2005. This was due primarily to an increase in customer deposits of $26 million. This increase in customer deposits is reflected in increases of $20 million in federal funds and $6.5 million in cash and due from banks, while the net loan portfolio remained stable at $65.8 million.

The increase in Federal funds reflects management's decision to invest excess liquidity in short-term investments due to deposit inflows exceeding new loan demand, while still maintaining a strong cash and equivalents position.

During 2005, securities increased by $2,350,000, and loans increased by $130,000 compared to the year-end 2004.

The Company has sought to emphasize commercial lending to enhance its interest income. Since 1999, commercial loans, mostly consisting of loans to finance the purchase of equipment and renovation and expansion of business premises have increased from $4.8 million, or 12% of the loan portfolio, to $45.2 million, or 67.7% of the loan portfolio.

On the liability side of the balance sheet total deposits increased by $25,966,000 for the year ending December 31, 2005 compared to the prior year ending December 31, 2004.

Non-interest bearing demand deposits increased by $2,676,000, savings and NOW deposits increased by $23,100,000 and time deposits increased by $190,000. The most substantial increase was the increase of NOW accounts, which is connected to the deposit balances of local governmental entities. These customers' account balances traditionally vary depending upon the timing and amount of tax collections.

Stockholders' equity, increased by $2,433,000 with the addition of 2005 net income of $1,763,000, proceeds from exercised employee stock options of $463,000, amortization of deferred stock compensation of $105,000 and tax benefit of the exercised stock option plan of $102,000.

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

The Company's liquidity consists of cash in other banks, federal funds sold, and investment securities and loans maturing in one year or less. At December 31, 2005, cash and due from banks totaled $13.4 million and Federal funds totaled $42 million.

In the past three years, the Company has continually derived positive cash flows from its operating activities. Specifically, cash provided by operating activities totaled approximately $2.7 million in 2005, $1.6 million in 2004 and $1.4 million in 2003. In 2005, investing activities used $2.7 million primarily to purchase investment securities in excess of maturities resulting in a net purchase of securities of $2.35 million, net increase of the loans receivable $248,000 and purchase of fixed assets of $86,000. Financing activities provided cash of approximately $26.4 million due to the increases in non-interest bearing deposits of $2.7 million, interest bearing deposits of $23.3 million and proceeds from issuance of common stock from stock option plan of $463,000, offset by a decrease in borrowed funds of $4,000.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, consisting of commitments to extend credit, letters of credit, commercial lines of credit and consumer lines of credit, totaled $7,338,000 at December 31, 2005. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents the Company's contractual obligations to make future payments.


                                                   Payments due by period
                                       Less than   ----------------------   More than
                               Total     1 year     1-3 years   3-5 years    5 years
                              ------   ---------    ---------   ---------   ---------
Operating lease obligations   $7,206      $583        $1,210      $1,289      $4,124
                              ------      ----        ------      ------      ------

The following table sets forth the Company's capital ratios at each of the periods indicated as well as the required minimum regulatory ratios.

                               December 31,       Minimum
                            -----------------   Regulatory
                              2005      2004    Guidelines
                            -------   -------   ----------
Risk-based capital ratios
Tier 1                        40.72%    41.11%    4.000%
Total capital                 41.66%    42.14%    8.000%
Capital (in thousands)
Tier 1 capital              $34,900   $31,994
Tier II capital (1)             800       800
                            -------   -------
                            $35,700   $32,794
                            =======   =======

(1)  Lesser of the allowance for loan loss or 1/80 of risk-weighted assets.

The following table sets forth the maturity distribution for the above loan portfolio at December 31, 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates:

                                       After 1        After 5
                            Within   Year within   Years within   Greater then
                            1 Year     5 Years       15 Years       15 Years      Total
                           -------   -----------   ------------   ------------   -------
Commercial
   Fixed rate              $ 8,282     $23,457        $6,394           $--       $38,133
   Variable rate             6,413         110           547            --         7,070
Real estate mortgage
   Fixed rate                5,264       9,566           937            --        15,767
   Variable rate                --          --            --            --            --
Real estate construction
   Fixed rate                  500         335            --            --           835
   Variable rate             4,000          --            --            --         4,000
Installment
   Fixed rate                   30         798            62            --           890
   Variable rate                --          --            --            --            --
                           -------     -------        ------           ---       -------
Total Loans                $24,489     $34,266        $7,940            --        66,695
Less: Allowance for
      credit losses                                                                  800
      Unearned fees                                                                   89
                                                                                 -------
Net Loans                                                                        $65,806
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

Construction loans are first mortgage loans; in all cases, delinquency, non-accrual, and foreclosure proceedings are handled in the same manner as other loans secured by real estate. Once a loan is placed on non-accrual, interest previously accrued and uncollected is reversed and charged against current earnings. Subsequent interest income would be recognized on these loans only to the extent collections exceed principal outstanding.

Due to our historic low level of non-performing assets, we have not recognized an additional provision for possible loan losses since 2000. At December 31, 2005, our allowance for loan losses equaled 1.20% of our outstanding loans and 337.6% of the total of non-accrual loans and loans past due 90 days or more and still accruing.

The following table sets forth information on non-accrual, past due (other than non-accrual), and other real estate owned (there were no restructured loans) for the periods indicated (in thousands):

                                                                December 31,
                                                    -----------------------------------
                                                    2005    2004   2003   2002    2001
                                                    ----   -----   ----   ----   ------
Non-accrual loans                                   $162   $113    $758   $654   $1,629
Loans, past due 90 days or more                       75    814      44     24      275
Other real estate owned                                0      0       0      0        0
Percentage of non-performing loans to gross loans
outstanding                                          .36%  1.39%   1.29%  1.14%    3.34%

If the above non-accrual loans at December 31, 2005 had been current, interest income for 2005 would have been approximately $39,840 greater than that recorded. Delinquency rates at December 31, 2005 were substantially lower then the previous four years.

Except for loans included in the above table there were no loans at December 31, 2005 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms and which would result in such loan being included as a non-accrual, past due, or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. As of December 31, 2005, the total loan portfolio was approximately $66.7 million. As of the same date, the commercial loan portfolio totaled approximately $45.2 million. There are no concentrations exceeding ten percent of total loans.

A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions.

Interest Rate Sensitivity Management

The accompanying table, a quantification of the Company's interest rate exposure at December 31, 2005, is based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

                                                Interest Rate Sensitivity*
                                ----------------------------------------------------------
                                             After     After One
                                             Three        but          After
                                 Within   but Within     Within        Five
                                 Three      Twelve        Five     Years within
                                 Months     Months       Years       15 Years       Total
                                -------   ----------   ---------   ------------   --------
Assets
   Federal funds sold           $42,000     $    --     $    --       $    --     $ 42,000
   Investment securities             --          --      33,355         3,500       36,855
   Loans, net (a)                 6,009      17,591      34,266         7,940       65,806
                                -------     -------     -------       -------     --------
                                $48,009     $17,591     $67,621       $11,440     $144,661
                                =======     =======     =======       =======     ========
Liabilities
   Total deposits (b)           $57,511     $ 7,188     $24,449       $    --     $ 89,148
   Borrowed funds                   274          --          --            --          274
                                -------     -------     -------       -------     --------
                                $57,785     $ 7,188     $24,449       $    --     $ 89,422
                                =======     =======     =======       =======     ========
Interest rate sensitivity gap
Cumulative interest              (9,776)     10,403      43,172        11,440
                                -------     -------     -------       -------     --------
                                $(9,776)    $   627     $43,799       $55,239     $ 55,239
                                =======     =======     =======       =======     ========

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

Unadapted Financial Accounting Standards Board Statements

As of December 31, 2005, there are no unadapted Financial Accounting Standards Board Statements which, if adopted, would have a material effect on the Company's financial statements.

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                                   (In thousands)
                                                               Year Ended December 31,
                                          2005                          2004                          2003
                              ----------------------------  ----------------------------  ----------------------------
                               Average             Average   Average             Average   Average             Average
                               Balance              Yield    Balance              Yield    Balance              Yield
                              Sheet (2)  Interest    Rate   Sheet (2)  Interest    Rate   Sheet (2)  Interest    Rate
                              ---------  --------  -------  ---------  --------  -------  ---------  --------  -------
Interest-earning assets
   Federal funds sold          $ 22,747   $  687    3.02%    $ 20,098   $  233    1.16%    $ 19,877   $  178    0.90%
   Money market funds                --       --    0.00%         399        4    1.00%      11,235      115    1.02%
   Investment securities
      taxable                    37,164    1,320    3.55%      33,504    1,406    4.20%      21,339    1,231    5.77%
   Loans, net                    65,777    5,191    7.89%      61,930    4,826    7.79%      60,203    5,187    8.62%
                               --------   ------    ----     --------   ------    ----     --------   ------    ----
                               $125,688   $7,198    5.73%    $115,931   $6,469    5.58%    $112,654   $6,711    5.96%
                                          ------    ----                ------    ----                ------    ----
Noninterest-earning assets
   Deposits in bank               8,550                         8,915                         9,355
   Other (1)                      2,278                         2,477                         2,241
                               --------                      --------                      --------
                               $136,516                      $127,323                      $124,250
                               ========                      ========                      ========
Interest-bearing liabilities
   Savings deposits            $ 22,431   $   56    0.25%    $ 18,968   $   48    0.25%    $ 17,419   $   86    0.49%
   Demand deposits               32,914      180    0.55%      31,543      109    0.35%      34,128      176    0.52%
   Time deposits                 11,217      199    1.77%      11,379      161    1.41%      11,969      236    1.97%
Short term debt                     169        5    2.96%         208        2    0.96%         179        2    1.12%
                               --------   ------    ----     --------   ------    ----     --------   ------    ----
                                 66,731      440    0.66%      62,098      320    0.52%      63,695      500    0.78%
                                          ------    ----                ------    ----                ------    ----
Noninterest-bearing
   Demand deposits               35,364                        33,213                        30,801
   Other                            629                           450                           543
                               --------                      --------                      --------
                                102,724                        95,761                        95,039
Stockholders' equity             33,792                        31,562                        29,211
                               --------                      --------                      --------
                               $136,516                      $127,323                      $124,250
                               ========                      ========                      ========
Interest rate spread                                5.06%                         5.06%                         5.18%
                                                    ====                          ====                          ====
Net yield on total
   earning assets              $125,688   $6,758    5.38%    $115,931   $6,149    5.30%    $112,654   $6,211    5.51%
                               ========   ======    ====     ========   ======    ====     ========   ======    ====

(1) Non-accrual loans, overdrafts, property and equipment, and other non-interest earning assets are included in Other.

(2)  Average balance sheet computed based on monthly balances.

Analysis of Changes in Net Interest and Dividend Income

Rate/ Volume Analysis. The relationship between the volume and rates of our interest-earning assets and interest-bearing liabilities influences our net interest income. The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interet rates during the periods indicated. Each category reflects the (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); (3) changes in rate/volume (changes in rate multiplied by the change in volume); (4) net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

                                                                    (In thousands)
                                      --------------------------------------------------------------------------
                                                2005 Versus 2004                      2004 Versus 2003
                                               Increase (Decrease)                   Increase (Decrease)
                                                Due to Changes in                     Due to Changes in
                                      ------------------------------------  ------------------------------------
                                               Average             Total             Average             Total
                                      Average   Yield/   Rate/   Increase   Average   Yield/   Rate/   Increase
                                       Volume   Ratio   Volume  (Decrease)   Volume   Ratio   Volume  (Decrease)
                                      -------  -------  ------  ----------  -------  -------  ------  ----------
Interest and dividend income
   Federal funds sold & money mkt      $ 26     $ 381    $ 43      $450      $(100)   $  68   $ (24)    $ (56)
   Investment securities
      taxable                           154      (218)    (22)      (86)       702     (335)   (192)      175
   Loans, net                           300        62       3       365        149     (500)    (10)     (361)
                                       ----     -----    ----      ----      -----    -----   -----     -----
      Total interest income             480       225      24       729        751     (767)   (226)     (242)
                                       ----     -----    ----      ----      -----    -----   -----     -----
Interest expense
   Savings deposits                       9        --      (1)        8          8      (42)     (4)      (38)
   Demand deposits                        5        63       3        71        (13)     (58)      4       (67)
   Time deposits                         (2)       41      (1)       38        (12)     (67)      4       (75)
   Short term debt                       --         4      (1)        3         --       --                --
                                       ----     -----    ----      ----      -----    -----   -----     -----
      Total interest expense             12       108      --       120        (17)    (167)      4      (180)
                                       ----     -----    ----      ----      -----    -----   -----     -----
      Changes to net interest income   $468     $ 117    $ 24      $609      $ 768    $(600)  $(230)    $ (62)
                                       ====     =====    ====      ====      =====    =====   =====     =====

Investment Portfolio

The following table shows the net carrying value of the Company's investment portfolio as of December 31. Investment securities are held to maturity and are stated at cost, adjusted for amortization of premium and accretion of discount (in thousands).

                              2005      2004      2003      2002      2001
                            -------   -------   -------   -------   -------
Obligations of other U.S.
   Government agencies      $29,105   $29,105   $29,081   $25,969   $32,964
Other securities              7,750     5,400     2,050     1,950     1,950
                            -------   -------   -------   -------   -------
   Total investment
      securities            $36,855   $34,505   $31,131   $27,919   $34,914
                            =======   =======   =======   =======   =======

Maturities and Average Weighted Yields of Investment Securities

The following table shows the maturities and average weighted yields for the above investment portfolio at December 31, 2005 (in thousands). Yields on tax exempt securities are presented on a fully tax-equivalent basis using a 34% Federal tax rate.

                            Due Under 1 Year    Due 1-5 Years    Due 5-10 Years   Due Over 10 Years
                            ----------------   ---------------   --------------   -----------------
                             Amount   Yield     Amount   Yield   Amount   Yield     Amount   Yield
                             ------   -----    -------   -----   ------   -----     ------   -----
Obligations of other U.S.
   Government agencies         $--    0.00%    $25,605   3.76%   $3,500   4.00%       $--    0.00%
Other securities                --    0.00%      7,750   2.64%       --   0.00%        --    0.00%
                               ---    ----     -------   ----    ------   ----        ---    ----
   Total investment
      securities               $--    6.75%    $33,355   3.50%   $3,500   4.00%       $--    0.00%
                               ===    ====     =======   ====    ======   ====        ===    ====

Loan Portfolio

The following tables set forth the composition of the Company's gross loan portfolio as of the dates indicated (in thousands):

                                                  December 31,
                                -----------------------------------------------
                                  2005      2004      2003      2002      2001
                                -------   -------   -------   -------   -------
Types of loans
   Commercial and financial     $45,202   $44,835   $40,013   $31,362   $25,902
   Real estate - mortgage        15,768    18,338    20,928    25,543    25,650
   Real estate - construction     4,835     2,587       626     1,855     4,571
   Installment                      890       861       807       681       847
                                -------   -------   -------   -------   -------
      Total loans               $66,695   $66,621   $62,374   $59,441   $56,970
                                =======   =======   =======   =======   =======

Summary of Loan Loss Experience

For the periods indicated, the following table summarizes loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance that has been charged to income.

                                                      (in thousands)
                                                  Year ended December 31,
                                        ------------------------------------------
                                        2005    2004     2003      2002      2001
                                        ----   -----    ------    ------    ------
Balance at beginning of period          $800   $ 800    $  800    $  800    $  800
Charge-offs
   Commercial & financial                113      43         9        --       130
   Real estate - mortgage                 --      --        --        --        --
   Real estate - construction             --      --        --        --        --
   Installment                             5       9         5        33        --
                                        ----   -----    ------    ------    ------
                                         118      52        14        33       130
                                        ----   -----    ------    ------    ------
Recoveries
   Commercial & financial                 --      50       200       107        --
   Real estate - mortgage                 --      95        20       136       254
   Real estate - construction             --      --        --        --        --
   Installment                            --      --         1         2        --
                                        ----   -----    ------    ------    ------
                                          --     145       221       245       254
                                        ----   -----    ------    ------    ------
   Net charge-offs                       118     (93)     (207)     (212)     (124)
Additional charges (recoveries) to
   operations                            118     (93)     (207)     (212)     (124)
                                        ----   -----    ------    ------    ------
Balance at end of period                $800   $ 800    $  800    $  800    $  800
                                        ====   =====    ======    ======    ======
Ratio of net charge-offs/(recoveries)
   during the period to average loans
   outstanding during the period         .18%   (.15%)   (.344%)   (.375%)   (.233%)
                                        ====   =====    ======    ======    ======


Return on Equity and Assets

The following are selected ratios for the years ended December 31,

                         2005    2004    2003    2002    2001
                        -----   -----   -----   -----   -----
Return on assets         1.29%   1.18%   1.48%   1.64%   1.62%
Return on equity         5.22%   4.77%   6.30%   7.14%   7.27%
Average equity to
   average assets       24.75%  24.85%  23.51%  23.04%  22.27%
Dividend payout ratio    0.00%   0.00%   0.00%   0.00%   0.00%

Short-term borrowing

Borrowed funds consist of United States treasury tax and loan deposits, and generally mature within one to 120 days from the transaction date. At no time during the three-year period ended December 31, 2005, did outstanding treasury tax and loan deposits exceed 30% of stockholders' equity.

Allocation of the Allowance for Loan Losses

                                      Commercial
                                         Real        Real         Real
                                        Estate      Estate       Estate
December 31,             Commercial    Mortgage    Mortgage   Construction   Installment   Total
------------             ----------   ----------   --------   ------------   -----------   -----
2005
   Amount                   $544         $ 80        $112         $56            $ 8       $800
   Percentage of total        68%          10%         14%          7%             1%       100%

2004
   Amount                   $536         $ 96        $128         $32            $ 8       $800
   Percentage of total        67%          12%         16%          4%             1%       100%

2003
   Amount                    512          200          72           8              8        800
   Percentage of total        64%          25%          9%          1%             1%       100%

2002
   Amount                    424          184         160          24              8        800
   Percentage of total        53%          23%         20%          3%             1%       100%

2001
   Amount                    360          192         168          64             16        800
   Percentage of total        45%          24%         21%          8%             2%       100%

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

Deposits

The amounts of deposits, as of December 31, are summarized below (in thousands):

                           2005       2004      2003      2002      2001
                         --------   -------   -------   -------   -------
Non-interest bearing:
   Demand deposits       $ 35,295   $32,618   $31,891   $32,931   $29,118
Interest bearing:
   Savings deposits        23,935    20,610    21,458    15,051    15,460
   Time deposits           11,487    11,297    11,867    11,732    12,719
   NOW demand deposits     53,726    33,952    24,198    33,607    24,331
                         --------   -------   -------   -------   -------
      Total deposits     $124,443   $98,477   $89,414   $93,321   $81,628
                         ========   =======   =======   =======   =======

The maturities of time deposits of $100,000 or more at December 31, 2005 are summarized as follows:

Under 3 months   $2,233
3 to 6 months       201
6 to 12 months    3,597
Over 12 months      319
                 ------
                 $6,350
                 ======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk is interest rate risk. This information is included with item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations Interest Rate Sensitivity Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 contain the information required by Item 8 and that information is incorporated herein following corporate officers corporate certifications page 26.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Apart from certain information set forth below, the information required by this
Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the captions "Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance of the Company - Audit and Finance Committee-Audit Committee Financial Expert."

The following table sets forth information about our executive officers that are not also directors:

Name, Position with Registrant                   Principal Occupation During
            And Age              Officer Since         Past Five Years
------------------------------   -------------   ---------------------------
Roman Gumina, Chief Operating           1987     Officer of the Bank
Officer, 46

Thomas A. Fornale, Secretary &          1989     Officer of the Bank
Treasurer, 67

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        Number of securities
                                                                   Weighted-average      remaining available
                                            Number of securities    exercise price       for future issuance
                                              to be issued upon     of outstanding          under equity
                                                 exercise of           options,           compensation plans
                                            outstanding options,     warrants and       (excluding securities
                                             warrants and rights        rights        reflected in column (a))
Plan category                                        (a)                  (b)                    (c)
-------------                               --------------------   ----------------   ------------------------
Equity compensation plans approved by
   security holders                                110,000                                     220,000
Equity compensation plans not approved by
   security holders                                      0                                           0
                                                   -------                                     -------
Total                                              110,000                                     220,000
                                                   =======                                     =======

(a) The Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 contain the information required by Item 11 ( Financial Report Note-7) and that information is incorporated herein following corporate officers corporate certifications page 26.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

The Proxy Statement for our 2006 Annual Meeting will contain under the caption "Beneficial Ownership of Common Stock by Management and Principal Shareholders" the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement for our 2006 Annual Meeting will contain under the caption "Certain Transactions with Management and the caption "Compensation Committee Interlocks and Insider Participation" the information required by Item 13 and that information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2006 annual meeting, including the information set forth under the caption "Our Relationship with Our Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) & (2)   Financial Statements and
               Financial Statements Schedules

The below listed financial statements and report of independent auditors of BB and subsidiaries for the years ended December 31, 2005, 2004 and 2003 are following signature page number 25.

Independent Auditors' Report

Consolidated Statements of Financial Condition - Years Ended December 31, 2005 and 2004

Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements - Years Ended December 31, 2005 and 2004

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

BRUNSWICK BANCORP

/s/ Carmen Gumina
-------------------------------------
By: Carmen Gumina
Chairman of the Board

Dated: 3/23/06

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed- below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                                   Title                      Date
              ---------                                   -----                      ----

/s/ Frederick Perrine
-------------------------------------                                              3/23/06
Frederick Perrine                       Director,
                                        Vice Chairman

/s/ Joseph DeMarco
-------------------------------------                                              3/23/06
Joseph DeMarco                          Director

/s/ Carmen J. Gumina
-------------------------------------                                              3/23/06
Carmen J. Gumina                        Chief Executive Officer,
                                        Chairman of the Board
                                        (Principal Executive Officer)

/s/ Phillip W. Barrood
-------------------------------------                                              3/23/06
Phillip W. Barrood                      Director

/s/ Michael Kaplan
-------------------------------------                                              3/23/06
Michael Kaplan                          Director

/s/ Richard A. Malouf
-------------------------------------                                              3/23/06
Richard A. Malouf                       Director

/s/ Frank Gumina Jr.
-------------------------------------                                              3/23/06
Frank Gumina Jr.                        Director

/s/ Robert  Sica
-------------------------------------                                              3/23/06
Robert  Sica                            Director

/s/ Thomas A. Fornale
-------------------------------------                                              3/23/06
Thomas A. Fornale                       Secretary-Treasurer Controller,
                                        (Principal Accounting/Financial Officer)

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 2005, 2004 AND 2003

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                   YEARS ENDED
                        DECEMBER 31, 2005, 2004 AND 2003

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
BRUNSWICK BANCORP AND SUBSIDIARIES

I have audited the accompanying consolidated Balance Sheets of Brunswick Bancorp and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Bancorp's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Michael R. Ferraro, CPA
February 8, 2006
Matawan, NJ

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                        2005           2004
                                                    ------------   ------------
ASSETS
   Cash and due from banks                          $ 13,392,617   $  6,904,689
   Federal funds sold                                 42,000,000     22,000,000
                                                    ------------   ------------
         Total cash and cash equivalents              55,392,617     28,904,689
   Securities held to maturity                        36,855,000     34,505,000
   Loans                                              66,605,907     66,475,788
      Allowance for loan losses                         (800,000)      (800,000)
                                                    ------------   ------------
         Net loans                                    65,805,907     65,675,788
   Premises and equipment, net                           938,952        992,910
   Accrued interest receivable                           636,203        678,327
   Other assets                                          553,340        992,740
                                                    ------------   ------------
         TOTAL ASSETS                               $160,182,019   $131,749,454
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits
      Non-interest bearing                          $ 35,294,900   $ 32,618,470
      Interest bearing                                89,147,733     65,858,450
                                                    ------------   ------------
         Total deposits                              124,442,633     98,476,920
   Borrowed funds                                        274,379        278,661
   Accrued interest payable                              105,070         65,620
   Other liabilities                                     108,864        109,838
                                                    ------------   ------------
         TOTAL LIABILITIES                           124,930,946     98,931,039
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
   Preferred stock-no stated value
      10,000,000 shares authorized and no shares
      issued and outstanding at December 31,
      2005 and 2004
   Common stock - no par value
      10,000,000 shares authorized; 2,589,696 and
      2,184,747 shares issued and outstanding at
      December 31, 2005 and 2004                       5,179,392      4,369,494
   Additional paid-in capital                          3,045,771      3,437,550
   Retained earnings                                  27,522,610     25,759,478
   Deferred stock compensation                          (496,700)      (602,000)
   Treasury stock at cost, -0- and 11,239 shares
      at December 31, 2005 and 2004                           --       (146,107)
                                                    ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                   35,251,073     32,818,415
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $160,182,019   $131,749,454
                                                    ============   ============

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                   2005         2004         2003
                                                ----------   ----------   ----------
INTEREST INCOME
   Interest on loans                            $5,191,466   $4,825,606   $5,186,656
   Interest on investments                       1,319,621    1,406,438    1,230,794
   Interest on federal funds sold                  686,904      232,954      178,452
   Interest on deposits with banks                      --        3,952      115,548
                                                ----------   ----------   ----------
      TOTAL INTEREST INCOME                      7,197,991    6,468,950    6,711,450
                                                ----------   ----------   ----------
INTEREST EXPENSE
   Interest on deposits                            435,665      317,812      498,237
   Interest on borrowed funds                        4,460        1,736        1,683
                                                ----------   ----------   ----------
      Total interest expense                       440,125      319,548      499,920
                                                ----------   ----------   ----------
      NET INTEREST INCOME                        6,757,866    6,149,402    6,211,530
Provision for loan losses (recoveries)             118,186      (93,219)    (207,752)
                                                ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION FOR
         (RECOVERY OF) LOAN LOSSES               6,639,680    6,242,621    6,419,282
                                                ----------   ----------   ----------
OTHER INCOME
   Service charges on deposit accounts             622,749      643,978      672,332
   Other service charges and fees                  231,538      237,740      231,684
   Other income                                     36,225       19,086       49,423
                                                ----------   ----------   ----------
      TOTAL OTHER INCOME                           890,512      900,804      953,439
                                                ----------   ----------   ----------
OTHER EXPENSES
   Salaries and employee benefits                2,736,834    2,653,497    2,618,575
   Occupancy expenses                              911,635      834,074      733,192
   Equipment expenses                              185,048      185,646      186,263
   Other expenses                                1,052,879      980,508      988,409
                                                ----------   ----------   ----------
      TOTAL OTHER EXPENSES                       4,886,396    4,653,725    4,526,439
                                                ----------   ----------   ----------
INCOME BEFORE INCOME TAX EXPENSE                 2,643,796    2,489,700    2,846,282
Income tax expense                                 880,664      985,121    1,006,868
                                                ----------   ----------   ----------
      NET INCOME                                $1,763,132   $1,504,579   $1,839,414
                                                ==========   ==========   ==========
NET INCOME PER SHARE OF COMMON STOCK:
   Basic Earnings per share                     $     0.69   $     0.60   $     0.78
                                                ==========   ==========   ==========
   Diluted Earnings per share                   $     0.68   $     0.59   $     0.76
                                                ==========   ==========   ==========
   Average shares outstanding-basic              2,558,544    2,522,567    2,358,530
                                                ==========   ==========   ==========
   Average shares outstanding-diluted            2,588,068    2,570,813    2,435,810
                                                ==========   ==========   ==========

See accompanying notes and accountant's report.

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                         ADDITONAL                   DEFERRED
                                             COMMON       PAID-IN      RETAINED        STOCK       TREASURY
                                              STOCK       CAPITAL      EARNINGS    COMPENSATION     STOCK        TOTAL
                                           ----------   ----------   -----------   ------------   ---------   -----------
Balance December 31, 2002                  $4,189,750   $2,592,694   $22,415,485    $(812,600)    $ (96,619)  $28,288,710
   Net income for 2003                             --           --     1,839,414           --            --     1,839,414
   Amortization of deferred stock
      compensation                                 --           --            --      105,300            --       105,300
   Issuance of common stock-stock option
      plan                                     33,694      119,445            --           --        96,619       249,758
                                           ----------   ----------   -----------    ---------     ---------   -----------
Balance December 31, 2003                   4,223,444    2,712,139    24,254,899     (707,300)           --    30,483,182
   Net income for 2004                             --           --     1,504,579           --            --     1,504,579
   Amortization of deferred stock
      compensation                                 --           --            --      105,300            --       105,300
   Issuance of common stock-stock option
      plan                                    146,050      517,747            --           --            --       663,797
   Tax benefit from stock option plan              --      207,664            --           --            --       207,664
   Purchase of treasury stock                      --           --            --           --      (146,107)     (146,107)
                                           ----------   ----------   -----------    ---------     ---------   -----------
Balance December 31, 2004                   4,369,494    3,437,550    25,759,478     (602,000)     (146,107)   32,818,415
   Net income for 2005                             --           --     1,763,132           --            --     1,763,132
   Stock split                                728,608     (728,608)           --           --            --            --
   Amortization of deferred stock
      compensation                                 --           --            --      105,300            --       105,300
   Issuance of common stock-stock option
      plan                                     81,290      235,335            --           --       146,107       462,732
   Tax benefit from stock option plan              --      101,494            --           --            --       101,494
                                           ----------   ----------   -----------    ---------     ---------   -----------
Balance December 31, 2005                  $5,179,392   $3,045,771   $27,522,610    $(496,700)    $      --   $35,251,073
                                           ==========   ==========   ===========    =========     =========   ===========


See accompanying notes and accountant's report.                                4

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                     2005          2004           2003
                                                                 -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 1,763,132   $  1,504,579   $  1,839,414
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                  139,802        140,223        122,466
      Net accretion of securities discounts and premiums                  --        (10,048)      (171,958)
      Amortization of deferred stock compensation                    105,300        105,300        105,300
      Provision for loan losses (recoveries)                         118,186        (93,219)      (207,752)
      Gain on sale of premises and equipment                              --           (400)       (22,833)
      Tax benefit from stock option plan                             101,494        207,664             --
      Net change in:
         Accrued interest receivable                                  42,124       (142,166)       273,656
         Accrued interest payable                                     31,888        (11,333)       (35,951)
         Other assets                                                439,400         (1,495)      (317,203)
         Other liabilities                                             6,588        (77,755)      (185,987)
                                                                 -----------   ------------   ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES              2,747,914      1,621,350      1,399,152
                                                                 -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Maturities of investment securities                            650,000     46,160,000     46,725,000
      Principal repayments on investment securities                       --         91,094         60,134
      Purchase of investment securities                           (3,000,000)   (49,615,000)   (49,825,000)
      Net change in loans receivable                                (248,305)    (4,114,408)    (2,740,479)
      Acquisitions of premises and equipment                         (85,844)      (333,211)       (72,113)
      Proceeds from sale of premises and equipment                        --            400        327,301
                                                                 -----------   ------------   ------------
            NET CASH (USED IN) INVESTING ACTIVITIES               (2,684,149)    (7,811,125)    (5,525,157)
                                                                 -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                                          --       (146,107)            --
      Proceeds from issuance of common stock-stock option plan       462,732        663,797        249,758
      Increase (decrease) in non-interest bearing deposits         2,676,430        727,857     (1,040,567)
      Increase (decrease) in interest bearing deposits            23,289,283      8,334,573     (2,865,968)
      (Decrease) in borrowed funds                                    (4,282)      (327,921)        (4,033)
                                                                 -----------   ------------   ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   26,424,163      9,252,199     (3,660,810)
                                                                 -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              26,487,928      3,062,424     (7,786,815)
Cash and cash equivalents at January 1                            28,904,689     25,842,265     33,629,080
                                                                 -----------   ------------   ------------
Cash and cash equivalents at December 31                         $55,392,617   $ 28,904,689   $ 25,842,265
                                                                 ===========   ============   ============
SUPPLEMENTAL INFORMATION:
      Cash paid during the year for interest                     $   408,237   $    330,881   $    535,871
      Cash paid during the year for income taxes                 $   673,064   $  1,070,841   $  1,078,641

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
      Transfer of premises and equipment to other assets         $        --   $         --   $     50,011


See accompanying notes and accountant's report.                                5

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Brunswick Bancorp (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiaries Brunswick Bank & Trust Company (the Bank) and Brunscor Realty, Inc. The Bank also has a wholly owned investment subsidiary BTB Investment Corp. Inc. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Central New Jersey with primary emphasis on Middlesex and Monmouth Counties; services are provided at seven locations. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic conditions in the Bank's market area. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Loan fees and certain direct loan origination coats are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision of losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any are credited to the allowance.

The allowance for loan losses is evaluated on regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Uncollected interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is reestablished, in which case the loan is returned to accrual status. At a minimum, an allowance is generally established for all interest payments that are more than 90 days delinquent.

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

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $50,637, $57,312 and $16,615 in 2005, 2004 and 2003, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, deferred compensation, and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Stock Repurchase Program

In November 2003, the Company's Board of Directors approved a stock repurchase program whereby up to $5,000,000 of common stock may be purchased from time to time at the discretion of management. On December 29, 2004 the company purchased 11,239 shares. The repurchased shares are held as treasury stock and are available for general corporate purposes, in 2005 these shares were purchased by the directors and the employees involved in the stock option plan.

Impact of New Accounting Standards

FIN-46 (Revised)- Accounting For Variable Interest Entities: In December 2003, the FASB issued a revision to Interpretation 46, "Consolidation of Variable Interest Entities," which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIE is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this interpretation to all other types of VIE at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not had and is not expected to have a material effect on the Company's financial position or results of operations.

SFAS 123 (Revised)- Accounting for Stock-Based Payments: In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (revised) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (the "SEC") adopted a new rule that amends the compliance dates for SFAS No. 123 (revised). Under the new rule, the Company is required to adopt SFAS No. 123 (revised) in the first annual period beginning after December 15, 2005. Early application of SFAS No. 123 (revised) is encouraged, but not required. Accordingly, the Company is required to record compensation expense for all new awards granted and any awards modified after January 1, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered, compensation cost will be recorded as such service is rendered after January 1, 2006.

The pronouncement related to stock-based payments will not have any effect on our existing historical consolidated financial statements and restatement of previously reported periods will not be required.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SECURITIES HELD TO MATURITY

The amortized cost of securities and their approximate fair values are as follows:

                                         Gross         Gross
                       Net Carrying   Unrealized    Unrealized       Fair
                           Value         Gains        Losses        Value
                       ------------   ----------   -----------   -----------
December 31, 2005
U.S. Government and
   agency securities    $29,105,000       $--      $  (851,061)  $28,253,939
Other securities          7,750,000        --         (541,300)    7,208,700
                        -----------       ---      -----------   -----------
   Totals               $36,855,000       $--      $(1,392,361)  $35,462,639
                        ===========       ===      ===========   ===========
December 31, 2004
U.S. Government and
   agency securities    $29,105,000       $--      $  (275,787)  $28,829,213
Other securities          5,400,000        --          (31,250)    5,368,750
                        -----------       ---      -----------   -----------
   Totals               $34,505,000       $--      $  (307,037)  $34,197,963
                        ===========       ===      ===========   ===========

Provided below is a summary of securities held to maturity, which were in an unrealized loss position at December 31, 2005 and 2004. Approximately $1,198,561 or 86% of the unrealized loss as of December 31, 2005, was comprised of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature and are repaid. Further, the Company believes the deterioration in value is attributable to changes in the market interest rates and not credit quality of the issuer.

                            Under One Year            One Year or More
                       ------------------------   ------------------------
                                        Gross                      Gross
                        Estimated    Unrealized    Estimated    Unrealized
                        Fair Value      Loss       Fair Value      Loss
                       -----------   ----------   -----------   ----------
December 31, 2005
U.S. Government and
   agency securities   $        --    $     --    $28,253,939   $  851,061
Other securities         4,056,200     193,800      3,152,500      347,500
                       -----------    --------    -----------   ----------
   Totals              $ 4,056,200    $193,800    $31,406,439   $1,198,561
                       ===========    ========    ===========   ==========
December 31, 2004
U.S. Government and
   agency securities   $28,829,213    $275,787    $        --   $       --
Other securities         5,368,750      31,250             --           --
                       -----------    --------    -----------   ----------
   Totals              $34,197,963    $307,037    $        --   $       --
                       ===========    ========    ===========   ==========

The maturities of securities held-to-maturity at December 31, 2005 and 2004 are as follows:

                                               2005                         2004
                                    --------------------------   --------------------------
                                    Net Carrying       Fair      Net Carrying       Fair
                                        Value         Value          Value         Value
                                    ------------   -----------   ------------   -----------
Due in one year or less              $        --   $        --    $   650,000   $   650,000
Due after one year to five years      33,355,000    32,058,889     30,355,000    30,082,963
Due after five years to ten years      3,500,000     3,403,750      3,500,000     3,465,000
                                     -----------   -----------    -----------   -----------
Totals                               $36,855,000   $35,462,639    $34,505,000   $34,197,963
                                     ===========   ===========    ===========   ===========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity with a carrying value of $9,000,000 and $4,000,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3 -LOANS

Loans at December 31, 2005 and 2004 are summarized as follows:

                                     2005          2004
                                 -----------   ------------
Commercial                       $45,202,526   $ 44,835,243
Real estate construction           4,835,075      2,587,234
Commercial real estate             7,071,300      8,137,877
Residential real estate            8,696,646     10,199,918
Consumer                             889,684        860,921
                                 -----------   ------------
                                  66,695,231     66,621,193
Less
   Allowance for credit losses       800,000        800,000
   Unearned fees                      89,324        145,405
                                 -----------   ------------
                                 $65,805,907   $ 65,675,788
                                 ===========   ============

An analysis of the change in the allowance for loan losses follows:

                                  2005       2004        2003
                               ---------   --------   ---------
Balance at beginning of year   $ 800,000   $800,000   $ 800,000
   Provision for losses          118,186    (93,219)   (207,752)
   Recoveries on loans
                                      --    145,131     221,164
   Loans charged off            (118,186)   (51,912)    (13,412)
                               ---------   --------   ---------
Balance at year end            $ 800,000   $800,000   $ 800,000
                               =========   ========   =========

At December 31, 2005 and 2004, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB No.114 and No.118, amounted to approximately $339,665 and $178,103, respectively. The average recorded investment in impaired loans amounted to approximatley $258,884, $287,143 and $858,971 for the years ended December 31, 2005, 2004 and
2003, respectively. The allowance for loan losses related to impaired loans amounted to approximately $138,080 and $43,403 at December 31, 2005 and 2004, respectively. If interest income had been accured at their original rates, such income would had approximated $39,840, $129 and $21,519, 2005, 2004 and 2003, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

NOTE 4 - PREMISES AND EQUIPMENT, NET

A summary of premises and equipment at December 31, 2005 and 2004 follows:

                                2005         2004
                             ----------   ----------
Cost
   Land                      $  300,705   $  300,705
   Bank premises                646,826      646,826
   Furniture and equipment    1,450,044    1,364,200
   Leasehold improvements       232,594      232,594
                             ----------   ----------
                              2,630,169    2,544,325
Accumulated depreciation      1,691,217    1,551,415
                             ----------   ----------
                             $  938,952   $  992,910
                             ==========   ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

Deposit account balances at December 31, 2005 and 2004, are summarized as follows:

                                             2005           2004
                                         ------------   -----------
Non-interest bearing                     $ 35,294,900   $32,618,469
Interest-bearing demand                    53,726,446    33,951,734
                                         ------------   -----------
                                           89,021,346    66,570,203
Savings deposits                           23,934,659    20,609,861
Certificates of deposit under $100,000      5,136,669     5,882,406
Certificates of deposit over $100,000       6,349,959     5,414,450
                                         ------------   -----------
                                         $124,442,633   $98,476,920
                                         ============   ===========

Certificates of deposit over $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2005, scheduled maturities of certificate of deposits are as follows:

                     Three months     Over three months        Over one year
  (in thousands)        or less     through twelve months   through five years      Total
                     ------------   ---------------------   ------------------   -----------
Less than $100,000    $1,551,644          $3,390,045             $194,980        $ 5,136,669
$100,000 or more       2,233,257           3,797,839              318,863          6,349,959
                      ----------          ----------             --------        -----------
                      $3,784,901          $7,187,884             $513,843        $11,486,628
                      ==========          ==========             ========        ===========

NOTE 6 - BORROWED FUNDS

Borrowed funds consist of United States treasury tax and loan deposits and generally mature within one to 120 days from the transaction date. All borrowed funds are collateralized with mortgage backed securities.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Bank has a profit sharing plan for substantially all full-time employees. The Plan consists of employer contributions and voluntary employee contributions, and an annually determined employer match of employee contributions. Contributions under the profit sharing plan are made at the discretion of the board of directors, and have totaled approximately 5% of gross eligible salaries for the past five years. The Bank contributed $135,533, $136,962 and $133,906, for 2005, 2004 and 2003, respectively.

The Bank established a non-qualified deferred compensation plan covering key employees of the bank. This plan makes discretionary incentive contributions and the benefits are vested over a 5 year period. The amount funded was $252,000, $192,000, and $192,000, for 2005, 2004, and 2003, respectively.

The Company has a Restricted Stock Award Plan, covering 100,000 shares of common stock, whose purpose is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restiction period is determined by a committee that is appointed by the Board of Directors and the period may not exceed ten years. During the years ended December 31, 2001 and 2000, 40,000 shares and 60,000 shares respectively, were granted with restriction periods of ten years. The shares do not vest over time; all restrictions lapse at the end of this period.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares were recorded at the market values on the dates of issuance as deferred compensation and the related amounts are being amortized to operations over the respective vesting periods. Compensation expense for the years ended December 31, 2005, 2004 and 2003 related to these shares of restricted stock, was $105,300 for each year.

During 2005 the shareholders approved an amendment to the Company's Restricted Stock Award Plan to increase the number of shares available for issuance thereunder from 110,000 shares (as adjusted for a 10% stock dividend in 2002) to 330,000 shares.

NOTE 8 - INCOME TAXES

The consolidated provision for income taxes consists of the following:

                                      2005       2004        2003
                                    --------   --------   ----------
Income tax expense
   Current tax expense
      Federal                       $620,214   $825,350   $  876,473
      State                           90,839    171,357      190,602
   Deferred tax expense (benefit)    169,612    (11,586)     (60,207)
                                    --------   --------   ----------
                                    $880,665   $985,121   $1,006,868
                                    ========   ========   ==========

The provision for federal income tax differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                        2005       2004        2003
                                      --------   --------   ----------
Federal Statutory income tax at 34%   $898,891   $846,498   $  967,736
Effect on tax rate of:
   Tax-exempt securities                (5,719)    (7,810)      (7,374)
   State taxes                          85,141    111,375      116,854
   Other                               (97,648)    35,058      (70,348)
                                      --------   --------   ----------
                                      $880,665   $985,121   $1,006,868
                                      ========   ========   ==========

During 2005 and 2004 the Company recognized certain tax benefits related to the stock option plan in the amount of $101,494 and $207,664 respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                    2005        2004       2003
                                 ---------   ---------   --------
Deferred tax assets
   Allowance for loan losses     $ 175,730   $ 198,162   $182,521
   Deferred compensation           387,640     548,160    429,240
Deferred tax liabilities
   Depreciation                   (115,414)   (128,754)    (5,779)
                                 ---------   ---------   --------
   Net deferred tax assets,
      included in other assets   $ 447,956   $ 617,568   $605,982
                                 =========   =========   ========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK SPLITS AND DIVIDENDS

On February 17, 2005 the Board of Directors declared a stock split of seven for six to stockholders of record on February 21, 2005 payable on March 7, 2005. These financial statements give retroactive effect to the stock split in the computation of earnings per share.

NOTE 10 - STOCK OPTION PLAN

The Company adopted on April 26, 2000 a new stock option plan for officers, key employees and Directors that provides for nonqualified and incentive options. The Board of Directors determines the option price at the date of grant. The options generally expire five years from the date of grant and are exercisable over the period stated in each option.

In April 2000 the Company granted stock options for 191,500 shares at an exercise price of $10.00 per share; this grant was adjusted in March 2002 to reflect the 10% stock dividend paid to the shareholders and the stock split issued in 2005. This created a total granted stock options of 245,758 shares at an exercise price of $7.79 per share. During 2005, 89,454 shares were available to be exercised, and 45,641 shares were exercised, and the balance of 43,813 shares expired in 2005. The stock options expire in 5 years from the date they are granted and vest over service periods that range from one to five years. The fair value of the options granted were estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

Assumptions
-----------
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
Expected life             5 years

The Company applies APB Opinion 25 in accounting for stock options. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, Pro forma net income and earnings per share would be as follows:

Net Income                                                    2005         2004         2003
----------                                                 ----------   ----------   ----------
As reported                                                $1,763,132   $1,504,579   $1,839,414
Less: Stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                         142,854      142,854      142,854
                                                           ----------   ----------   ----------
   Pro forma                                               $1,620,278   $1,361,725   $1,696,560
                                                           ==========   ==========   ==========
Basic earnings per share
   As reported                                             $      .69   $      .60   $      .78
                                                           ==========   ==========   ==========
   Pro forma                                               $      .63   $      .54   $      .72
                                                           ==========   ==========   ==========
Diluted earnings per share
   As reported                                             $      .68   $      .59   $      .76
                                                           ==========   ==========   ==========
   Pro forma                                               $      .63   $      .53   $      .70
                                                           ==========   ==========   ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the options granted and exercised under the Plan, during the periods indicated and their respective weighted average exercise price:

                                    2005                           2004                           2003
                        ----------------------------   ----------------------------   ----------------------------
                        Number of   Weighted Average   Number of   Weighted Average   Number of   Weighted Average
                          Shares     Exercise Price      Shares     Exercise Price      Shares     Exercise Price
                        ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at
   beginning of year      89,454          $7.79         174,650          $7.79         219,771          $7.79
Granted                       --             --              --             --           8,662           7.79
Exercised                (45,641)          7.79         (85,196)          7.79         (31,967)          7.79
Forfeited                (43,813)          7.79              --             --         (21,816)          7.79
                         -------          -----         -------          -----         -------          -----
Outstanding at end of
   year                      -0-          $7.79          89,454          $7.79         174,650          $7.79
                         =======          =====         =======          =====         =======          =====
Options exercisable
   at year end               -0-                         89,454                        139,720
                         =======                        =======                        =======

NOTE 11 - RELATED PARTIES

The Bank has entered into transactions with its directors, principal officers, their immediate families, and affiliated companies in which directors are principal stockholders. These transactions are as follows:

Loans - Related parties were indebted to the Company for loans as follows:

                                 December 31,
                          -------------------------
                              2005          2004
                          -----------   -----------
Beginning balance         $12,706,976   $12,395,126
Additional loans            9,260,000     2,316,891
Collection of principal    (6,166,935)   (2,005,041)
                          -----------   -----------
Ending balance            $15,800,041   $12,706,976
                          ===========   ===========

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

Loan participations sold - Certain loans and loan participations, which the Bank services, were sold to a related party without recourse. As of December 31, 2005 and 2004, these loans totaled $1,829,855 and $1,869,615, respectively.

Rent - Three operating locations of the Bank are leased from a related party. Rent paid to that party totaled $606,134, $527,594 and $455,869 for the years ended December 31, 2005, 2004 and 2003, respectively, at terms which are considered by management to be no less favorable than an arm's length agreement.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments to these related parties as of December 31, 2005, are as follows:

                                          Livingston   Applegarth
Year         Total Amounts   Aaron Road     Avenue        Road
----         -------------   ----------   ----------   ----------
2006              518,384        84,048      339,336       95,000
2007              532,510        86,569      349,516       96,425
2008              548,486        89,166      360,002       99,318
2009              564,940        91,841      370,802      102,297
2010              581,860        94,597      381,927      105,336
Thereafter      3,112,158     1,213,103           --    1,899,055
               ----------    ----------   ----------   ----------
               $5,858,338    $1,659,324   $1,801,583   $2,397,431
               ==========    ==========   ==========   ==========

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

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included, in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk are as follows at December 31, 2005.

Commitments to extend credit   $       --
Letters of credit                 751,833
Commercial lines of credit      5,282,077
Consumer lines of credit        1,304,104
                               ----------
                               $7,338,014
                               ==========

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 2005 or 2004.

The Bank leases the Metroplex Branch, Aaron Road Branch, Applegarth Road Branch, Livingston Avenue Branch and corporate office facility under operating lease arrangements expiring at various times through the year 2024.

Minimum annual rental commitments under non-cancelable leases are as follows at December 31, 2005:

Year Ending
December 31     Amount
-----------   ----------
2006          $  582,814
2007             596,940
2008             612,916
2009             635,347
2010             654,290
Thereafter     4,123,666
              ----------
              $7,205,973
              ==========

NOTE 14 - CONCENTRATIONS OF RISK

Cash Concentrations: The Bank maintains cash balances at several correspondent banks. The aggregate cash balances represent federal funds and demand deposits. The cash balances are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, the Bank had approximately $53,813,000 and $27,463,000, respectively, in excess of FDIC limits.

Loan Concentrations: All of the Company's loans and loan commitments have been granted to customers in the Bank's market area. The majority of such customers are depositors of the Bank. Of a total commercial loan portfolio of $45,202,526 and $44,835,243 as of December 31, 2005 and 2004, respectively, approximately $1,028,920 and $909,857, respectively, of those loans are collateralized by stock in one publicly traded company. The market value of stock collateralizing those loans totals approximately $1,724,818 and $1,344,326, as of December 31, 2005 and 2004, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding (Note 3). Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, requires collateral on all real estate exposures and generally requires loans to value ratios of no greater than 75%.

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

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments has determined estimated fair values. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are set forth below.

For cash and due from banks and interest-bearing deposits with banks, the recorded book values are deemed to approximate fair values at December 31, 2005 and 2004, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest is deemed to approximate fair value.

                                                  December 31,
                                 ---------------------------------------------
                                          2005                    2004
                                 ---------------------   ---------------------
                                 Carrying    Estimated   Carrying    Estimated
                                  Amount    Fair Value    Amount    Fair Value
                                 --------   ----------   --------   ----------
                                                (in thousands)
Financial assets
   Cash and due from banks           $13,393     $13,393    $ 6,905    $ 6,905
   Federal funds sold                 42,000      42,000     22,000     22,000
   Securities held to maturity        36,855      35,463     34,505     34,198
   Loans receivable, net              65,806      66,771     65,676     67,670
   Accrued interest receivable           636         636        678        678

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

                                               December 31,
                              ---------------------------------------------
                                       2005                    2004
                              ---------------------   ---------------------
                              Carrying    Estimated   Carrying    Estimated
                               Amount    Fair Value    Amount    Fair Value
                              --------   ----------   --------   ----------
                                             (in thousands)
Financial liabilities
   Deposits                   $124,443    $124,326     $98,477    $98,427
   Borrowed funds                  274         274         279        279
   Accrued interest payable        105         105          66         66

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

NOTE 16 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2005, that the Company meets all the capital adequacy requirements to which it is subject.

As of November 17, 2005, the most recent notification from the Regulators, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To remain categorized as "well capitalized", the Company will have to maintain minimum total risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Company's prompt corrective action category.

The Company's actual and required capital amounts and ratios are as follows (in thousands):

                                                                         To Be "Well Capitalized"
                                                                             under the Prompt
                                                        For Capital          Corrective Action
                                         Actual      Adequacy Purposes          Provisions
                                   ---------------   -----------------   ------------------------
                                   Amount    Ratio     Amount   Ratio        Amount   Ratio
                                   -------   -----     ------   -----        ------   -----
As of December 31, 2005
   Total Risk-based Capital
      (to Risk-weighted Assets)    $35,700   41.66%    $6,855   8.00%        $8,569   10.00%
   Tier I Capital
      (to Risk-weighted Assets)    $34,900   40.72%    $3,428   4.00%        $5,142    6.00%
   Tier I Capital
      (to Adjusted Total Assets)   $34,900   25.08%    $5,566   4.00%        $6,958    5.00%
As of December 31, 2004
   Total Risk-based Capital
      (to Risk-weighted Assets)    $32,794   42.14%    $6,225   8.00%        $7,782   10.00%
   Tier I Capital
      (to Risk-weighted Assets)    $31,994   41.11%    $3,113   4.00%        $4,669    6.00%
   Tier I Capital
      (to Adjusted Total Assets)   $31,994   24.47%    $5,229   4.00%        $6,536    5.00%

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly data is presented as follows (in thousands except for per share amounts):

                                                            2005
                                    -----------------------------------------------------
                                    1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                    -----------   -----------   -----------   -----------
Interest income                        $1,684        $1,805        $1,767        $1,942
Interest expense
                                           84            95           133           128
                                       ------        ------        ------        ------
   Net interest income                  1,600         1,710         1,634         1,814
Provision for credit losses                45            45            45           (17)
                                       ------        ------        ------        ------
   Net interest income after
      provision for credit losses       1,555         1,665         1,589         1,831
Non interest income                       241           230           206           213
Non interest expenses                   1,238         1,279         1,236         1,133
                                       ------        ------        ------        ------
      Income before income taxes          558           616           559           911
Income tax expense                        272           251           116           242
                                       ------        ------        ------        ------
   Net income                          $  286        $  365        $  443        $  669
                                       ======        ======        ======        ======
   Net income per share                $ 0.11        $ 0.14        $ 0.18        $ 0.26
                                       ======        ======        ======        ======

                                                            2004
                                    -----------------------------------------------------
                                    1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                    -----------   -----------   -----------   -----------
Interest income                        $1,561        $1,576        $1,667        $1,665
Interest expense
                                           77            79            79            85
                                       ------        ------        ------        ------
   Net interest income                  1,484         1,497         1,588         1,580
Provision for credit losses                45            45            45          (228)
                                       ------        ------        ------        ------
      Net interest income after
         provision for credit
         losses                         1,439         1,452         1,543         1,808
   Non interest income                    241           249           217           194
   Non interest expenses                1,178         1,142         1,191         1,143
                                       ------        ------        ------        ------
      Income before income taxes          502           559           569           859
Income tax expense                        235           174           281           295
                                       ------        ------        ------        ------
Net income                             $  267        $  385        $  288        $  564
                                       ======        ======        ======        ======
Net income per share                   $ 0.11        $ 0.15        $ 0.11        $ 0.23
                                       ======        ======        ======        ======

During the fourth quarter of 2005 and 2004, the Company completed comprehensive review of its loan loss reserves. As a result of these reviews, there were some reversals of allowance for loan losses in the fourth quarters.

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION
          OF BRUNSWICK BANCORP (PARENT ONLY)

BALANCE SHEETS

                                                         December 31,
                                                  -------------------------
                                                     2005          2004
                                                  -----------   -----------
Assets
   Due from banks - demand deposits with
      the Bank                                    $ 2,761,299   $ 6,164,303
   Investments - certificate of deposit with
      the Bank                                         86,586        85,580
   Loans receivable                                 5,929,092     1,707,055
   Investment in Subsidiaries                      26,120,007    24,482,865
   Accrued interest receivable and other assets       354,089       378,612
                                                  -----------   -----------
                                                  $35,251,073   $32,818,415
                                                  ===========   ===========
   Stockholders' Equity
   Common stock                                   $ 5,179,392   $ 4,369,494
   Additional paid-in capital                       3,045,771     3,437,550
   Retained earnings                               27,522,610    25,759,478
   Deferred stock compensation                       (496,700)     (602,000)
   Treasury stock at cost                                  --      (146,107)
                                                  -----------   -----------
                                                  $35,251,073   $32,818,415
                                                  ===========   ===========

STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------
Interest income                            $  271,752   $  111,190   $  189,075
Other expenses                                176,258      115,950      121,992
                                           ----------   ----------   ----------
   Income (loss) before income taxes and
      equity in undistributed net income
      of the Bank                              95,494       (4,760)      67,083
Income tax expense (benefit)                  (30,497)      17,965       26,800
                                           ----------   ----------   ----------
   Income (loss) before equity in
      undistributed net income of the
      Bank                                    125,991      (22,725)      40,283
   Equity in undistributed net
      income of the Bank                    1,637,141    1,527,304    1,799,131
                                           ----------   ----------   ----------
   Net income                              $1,763,132   $1,504,579   $1,839,414
                                           ==========   ==========   ==========
Net income per share of
   common stock                            $     0.68   $     0.59   $     0.76
                                           ==========   ==========   ==========

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                     ---------------------------------------
                                                         2005          2004         2003
                                                     -----------   -----------   -----------
Cash flows from operating activities:
   Net income                                        $ 1,763,132   $ 1,504,579   $ 1,839,414
Adjustments to reconcile net income to
   net cash provided by operating activities
      Amoritization of deferred stock compensation       105,300       105,300       105,300
      Tax benefit from stock option plan                 101,494       207,664            --
      (Increase) decrease in other assets                 24,523      (294,155)      (10,303)
      Increase (decrease) in other liabilities                --            --       (24,575)
      Equity in undistributed net income
         of Subsidiaries                              (1,637,142)   (1,527,303)   (1,799,131)
                                                     -----------   -----------   -----------
Cash provided by (used in) operating activities:         357,307        (3,915)      110,705
                                                     -----------   -----------   -----------
Cash flows from investing activities:
      Dividends from the Bank                                 --       350,000       350,000
      Net (increase) decrease in loans                (4,222,037)      156,953      (346,356)
      Net (increase) decrease in certificates
         of deposit                                       (1,006)         (720)       (1,338)
                                                     -----------   -----------   -----------
      Cash provided by (used in) investing
         activities                                   (4,223,043)      506,233         2,306
                                                     -----------   -----------   -----------
Cash flows from financing activities:
      Purchase of treasury stock                              --      (146,107)           --
      Proceeds from issuance of common stock-
         stock option plan                               462,732       663,797       249,758
                                                     -----------   -----------   -----------
Cash provided by financing activities:                   462,732       517,690       249,758
                                                     -----------   -----------   -----------
   Increase (decrease) in cash                        (3,403,004)    1,020,008       362,769
   Cash and cash equivalents, beginning of year        6,164,303     5,144,295     4,781,526
                                                     -----------   -----------   -----------
   Cash and cash equivalents, end of year            $ 2,761,299   $ 6,164,303   $ 5,144,295
                                                     ===========   ===========   ===========

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to Brunswick Bancorp without the prior approval of the bank regulatory authorities. Substantially all undistributed net assets of the Bank are limited in availability for dividends to Brunswick Bancorp as of December 31, 2005.