Form 10-Q
period 2006-03-31
BRUNSWICK BANCORP
filed 2006-05-08
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

Quarter Ended March 31, 2006                      Commission file number 0-14403

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

COMMON STOCK, NO PAR VALUE                               2,589,696 SHARES
     (Class of Stock)                             (Outstanding at March 31, 2006

                                   ----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes         No   X
              -----      -----

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets March 31, 2006 and December 31, 2005        1

      Consolidated Statements of Income Three Months Ended March 31,
      2006, 2005 and 2004                                                     2

      Consolidated Statements of Stockholders' Equity Three Months Ended
      March 31, 2006, 2005 and 2004                                           3

      Consolidated Statements of Cash Flows Three Months Ended March 31,
      2006, 2005 and 2004                                                     4

      Notes to Consolidated Financial Statements                             -1

   Item 2. Management's Discussion and Analysis of Financial Conditions
      and Results of Operation                                               -1

PART II -  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   9

   Signatures                                                                10

   302 Certification: CEO                                                    11
   302 Certification: CFO                                                    12
   906 Certification: CEO                                                    13
   906 Certification: CFO                                                    14

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                       March 31      December 31
                                                                         2006           2005
                                                                     ------------   ------------
ASSETS:
   Cash and due from banks                                           $  5,814,515   $ 13,392,617
   Federal funds sold                                                  16,883,967     42,000,000
                                                                     ------------   ------------
      Total cash and cash equivalents                                  22,698,482     55,392,617
   Securities held to maturity                                         37,355,000     36,855,000
   Loans receivable, net                                               64,378,176     65,805,907
   Premises and equipment, net                                            931,168        938,952
   Accrued interest receivable                                            489,748        636,594
   Other assets                                                           689,464        552,949
                                                                     ------------   ------------

         TOTAL ASSETS                                                $126,542,038   $160,182,019
                                                                     ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                                        $ 34,021,254   $ 35,294,900
         Interest bearing                                              56,782,304     89,147,733
                                                                     ------------   ------------
            Total deposits                                             90,803,558    124,442,633
      Borrowed funds                                                      304,542        274,379
      Accrued interest payable                                            139,489         97,508
      Other liabilities                                                   530,978        116,426
                                                                     ------------   ------------
            Total liabilities                                          91,778,567    124,930,946
                                                                     ------------   ------------
   Stockholders' equity
      Common stock, no par value Authorized 10,000,000 shares;
         Issued and outstanding 2,589,696 shares at March 31, 2006
         and December 31, 2005                                          5,179,392      5,179,392
      Additional paid-in capital                                        3,045,771      3,045,771
      Retained earnings                                                27,870,704     27,522,610
      Deferred stock compensation                                        -470,375       -496,700
      Treasury stock at cost, 71,955 shares at March 31, 2006
         and 0 shares at December 31, 2005                               -862,021             --
                                                                     ------------   ------------
            Total stockholders' equity                                 34,763,471     35,251,073
                                                                     ------------   ------------
            TOTAL LIABILITIES AND STOCKHODER' EQUITY                 $126,542,038   $160,182,019
                                                                     ------------   ------------


                                       -1

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006, 2005 AND 2004
UNAUDITED

                                                           2006         2005         2004
                                                        ----------   ----------   ----------
INTEREST INCOME:
   Interest on loans                                    $1,231,323   $1,276,053   $1,197,407
   Interest on investments                                 365,661      304,611      329,967
   Interest on Federal funds sold                          211,172      103,352       29,205
   Interest on deposits with banks                              --           --        3,952
                                                        ----------   ----------   ----------
      Total interest income                              1,808,156    1,684,016    1,560,531
                                                        ----------   ----------   ----------
INTEREST EXPENSE:
   Interest on deposits                                    116,864       83,505       76,652
   Interest on borrowed funds                                1,514          755          483
                                                        ----------   ----------   ----------
      Total interest expense                               118,378       84,260       77,135
                                                        ----------   ----------   ----------
Net interest income                                      1,689,778    1,599,756    1,483,396
Provision for credit losses                                 45,000       45,000       45,000
                                                        ----------   ----------   ----------
Net interest income after provision for credit losses    1,644,778    1,554,756    1,438,396
                                                        ----------   ----------   ----------
OTHER INCOME:
   Service fees                                            193,252      230,749      234,163
   Other income                                              8,775       10,460        7,150
                                                        ----------   ----------   ----------
      Total other income                                   202,027      241,209      241,313
                                                        ----------   ----------   ----------
OTHER EXPENSES:
   Salaries and wages                                      480,200      480,982      455,311
   Employee benefits                                       210,186      206,032      219,734
   Occupancy expenses                                      237,849      232,280      202,014
   Equipment expenses                                       37,567       49,032       41,336
   Other expenses                                          296,909      269,304      259,467
                                                        ----------   ----------   ----------
      Total other expenses                               1,262,711    1,237,630    1,177,862
                                                        ----------   ----------   ----------

Income before income tax expense                           584,094      558,335      501,847
Income tax expense                                         236,000      272,088      235,000
                                                        ----------   ----------   ----------
NET INCOME                                              $  348,094   $  286,247   $  266,847
                                                        ----------   ----------   ----------
NET INCOME PER SHARE:
   Basic earnings per share                             $     0.14   $     0.11   $     0.11
                                                        ----------   ----------   ----------
   Diluted earnigs per share                            $     0.14   $     0.11   $     0.10
                                                        ----------   ----------   ----------
   Average shares outstanding-basic                      2,546,523    2,542,916    2,499,540
                                                        ----------   ----------   ----------
   Average shares outstanding-diluted                    2,546,523    2,637,048    2,608,223
                                                        ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2006, 2005 AND 2004
UNAUDITED

                                                                      DEFERRED
                                                                       STOCK
                               COMMON                    RETAINED     COMPEN-     TREASURY
                                STOCK       SURPLUS      EARNINGS      SATION      STOCK        TOTAL
                             ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2003   $4,223,444   $2,712,139   $24,254,899   $(707,300)  $      --   $30,483,182

Net income                           --           --       266,847          --          --       266,847

Amortization of deferred
   stock compensation                --           --            --      26,325          --        26,325

Proceeds from issuance of
   stock-stock option plan       80,100      283,955            --          --          --       364,055
                             ----------   ----------   -----------   ---------   ---------   -----------
Balance, March 31, 2004      $4,303,544   $2,996,094   $24,521,746   $(680,975)  $      --   $31,140,409
                             ----------   ----------   -----------   ---------   ---------   -----------

Balance, December 31, 2004   $4,369,494   $3,437,550   $25,759,478   $(602,000)  $(146,107)  $32,818,415

Net income                           --           --       286,247          --          --       286,247

Stock split                     728,608     (728,608)           --          --          --            --

Amortization of deferred
   stock compensation                --           --            --      26,325          --        26,325

Proceeds from issuance of
   stock-stock option plan           --           --            --          --      57,516        57,516

Tax benefit from stock
   option plan                       --       11,793            --          --          --        11,793
                             ----------   ----------   -----------   ---------   ---------   -----------
Balance, March 31, 2005      $5,098,102   $2,720,735   $26,045,725   $(575,675)  $ (88,591)  $33,200,296
                             ----------   ----------   -----------   ---------   ---------   -----------

Balance, December 31, 2005   $5,179,392   $3,045,771   $27,522,610   $(496,700)  $      --   $35,251,073

Net income                           --           --       348,094          --          --       348,094

Amortization of deferred
   stock compensation                --           --            --      26,325          --        26,325

Purchase of treasury stock           --           --            --          --    (862,021)     (862,021)
                             ----------   ----------   -----------   ---------   ---------   -----------
Balance, March 31, 2006      $5,179,392   $3,045,771   $27,870,704   $(470,375)  $(862,021)  $34,763,471
                             ----------   ----------   -----------   ---------   ---------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006, 2005 AND 2004
UNAUDITED

                                                                   2006           2005          2004
                                                               ------------   -----------   ------------
OPERATING ACTIVITIES:
   Net income                                                  $    348,094   $   286,247   $    266,847
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Provision for credit losses                                    45,000        45,000         45,000
      Depreciation and amortization                                  33,764        37,855         30,061
      Net accretion of securities discounts                              --            --         -5,008
      Amortization of deferred stock compensation                    26,325        26,325         26,325
      Tax benefit from stock option plan                                 --        11,793             --
      Net change in:
         Accrued interest receivable                                146,846       124,790         59,369
         Accrued interest payable                                    41,981        39,565          3,539
         Other assets                                              -136,515       -10,335       -113,734
         Other liabilities                                          414,552       524,709        277,988
                                                               ------------   -----------   ------------
         Net cash provided by operating activities                  920,047     1,085,949        590,387
                                                               ------------   -----------   ------------

INVESTING ACTIVITIES:
   Maturities of investment securities                                   --            --     23,000,000
   Principal repayments on investment securities                         --     3,500,000         91,094
   Purchases of investment securities                              -500,000            --    -23,300,000
   Net change in loans receivable                                 1,382,731    -5,348,146      1,188,112
   Acquisitions of premises and equipment                           -25,980            --        -37,684
                                                               ------------   -----------   ------------
         Net cash provided by (used in) investing activities        856,751    -1,848,146        941,522
                                                               ------------   -----------   ------------

FINANCING ACTIVITIES:
   Purchase of treasury stock                                      -862,021            --             --
   Proceed from issuance of stock-stock option plan                      --        57,516        364,055
   Net increase (decrease) in non-interest
      bearing deposits                                           -1,273,646     5,695,406        -55,692
   Net increase (decrease) in interest
      bearing deposits                                          -32,365,429    -4,044,294     -6,154,164
   Net increase (decrease) in borrowed funds                         30,163       -32,536       -118,514
                                                               ------------   -----------   ------------
      Net cash provided by (used in) financing activities       -34,470,933     1,676,092     -5,964,315
                                                               ------------   -----------   ------------

Net increase (decrease) in cash and cash equivalents            -32,694,135       913,895     -4,432,406
Cash and cash equivalents at January 1                           55,392,617    28,904,689     25,842,265
                                                               ------------   -----------   ------------
Cash and cash equivalents at March 31                          $ 22,698,482   $29,818,584   $ 21,409,859
                                                               ------------   -----------   ------------

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

NOTE 2

SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                              MARCH 31, 2006
                                        -------------------------
                                            BOOK         MARKET
                                           VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,105,000   $28,101,739
Other securities                          8,250,000     7,957,500
                                        -----------   -----------
                                        $37,355,000   $36,059,239
                                        -----------   -----------

                                            DECEMBER 31, 2005
                                        -------------------------
                                            BOOK         MARKET
                                           VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,105,000   $28,253,939
Other securities                          7,750,000     7,208,700
                                        -----------   -----------
                                        $36,855,000   $35,462,639
                                        -----------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3

NET LOANS RECEIVABLE

The composition of net loans receivabe is as follows:

                                   MARCH 31    DECEMBER 31
                                     2006          2005
                                 -----------   -----------
Commercial loans                 $44,628,899   $45,202,526
Real estate loans                 19,737,121    20,603,021
Consumer loans                       933,454       889,684
                                 -----------   -----------
                                  65,299,474    66,695,231
Less:
   Allowance for credit losses       845,281       800,000
   Unearned income                    76,017        89,324
                                 -----------   -----------
                                 $64,378,176   $65,805,907
                                 -----------   -----------

NOTE 4

PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                 MARCH 31    DECEMBER 31
                                   2006          2005
                                ----------   -----------
Land                            $  300,705    $  300,705
Bank premises                      646,826       646,826
Leasehold improvements             232,594       232,594
Furniture and equipment          1,437,606     1,450,044
                                ----------    ----------
                                 2,617,731     2,630,169
Less accumulated depreciation
   and amortization              1,686,563     1,691,217
                                ----------    ----------
                                $  931,168    $  938,952
                                ----------    ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 MARCH 31, 2006

The most notable changes in the Corporation's Balance Sheet since December 31, 2005 are a decrease in cash and cash equivalents of $32,700,000 and a related decrease in deposits of $33,600,000. These substantial changes occurred because at the end of 2005 there was an unusually high increase in public funds deposits most of which were withdrawn during early 2006.

The allowance for credit losses increased by approximately $45,000, which was due to credit loss provisions. At March 31, 2006 the allowance for credit losses totaled $845,281 which represented 18% of all loans that were past due or in nonaccrual.

Stockholders' equity decreased by approximately $488,000 during the first quarter of 2006 mainly because of the purchase of 71,955 shares of treasury stock costing $862,021. This reduction was partially offset by the addition of net income for the current period which totaled $348,094. For additional information, refer to the Consolidated Statements of Stockholders' Equity on page 3. The Corporation continues to be classified as "Well Capitalized". At March 31, 2006 our risk-based capital ratio was 44% which is over five times the regulatory requirement.

The results of operations for the first quarter of 2006, compared to the same period of 2005, show a slight increase in income before taxes of approximately $26,000.

During the current period the Corporation profited from higher interest rates however there was a decrease in volume. Interest income and expense increased by $124,000 and $34,000, respectively. The resulting $90,000 increase in net interest income is analyzed in detail on page 8.

Finally, there was a slight decrease of $39,000 in non-interest income and non-interest expenses increased by approximately $25,000. Neither of these changes are considered large enough to be commented upon.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                      Increase (Decrease)
Three Months Ended March 31, 2006      Due to Changes in
              Versus                ----------------------
Three Months Ended March 31, 2005   Volume   Rates   Total
---------------------------------   ------   -----   -----
Interest income on:
   Loans receivable                  $-114    $ 69    $-45
   Securities held to maturity          61       0      61
   Federal funds sold                    8     100     108
                                     -----    ----    ----
      Total interest income            -45     169     124
                                     -----    ----    ----

Interest expense on:
   Deposits                             -7      41      34
   Borrowed funds                        0       0       0
                                     -----    ----    ----
      Total interest expense            -7      41      34
                                     -----    ----    ----
      Net interest income            $ -38    $128    $ 90
                                     -----    ----    ----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended March 31, 2006.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES


04/25/06                                Carmen J. Gumina
Date                                    ----------------------------------------
                                        Carmen J. Gumina, CEO


04/25/06                                Thomas Fornale
Date                                    ----------------------------------------
                                        Thomas Fornale, Treasurer