Form 10-Q
period 2006-06-30
BRUNSWICK BANCORP
filed 2006-08-04
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

Quarter ended June 30, 2006                       Commission file number 0-14403

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

COMMON STOCK, NO PAR VALUE                               2,589,696 SHARES
     (Class of Stock)                             (Outstanding at June 30, 2006)

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
              Consolidated Balance Sheets
              June 30, 2006 and December 31, 2005                              1
              Consolidated Statements of Income
              Six Months Ended June 30, 2006, 2005 and 2004                    2
              Consolidated Statements of Income
              Quarters Ended June 30, 2006, 2005 and 2004                      3
              Consolidated Statements of Stockholders' Equity
              Six Months Ended June 30, 2006, 2005 and 2004                    4
              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2006, 2005 and 2004                    5
              Notes to Consolidated Financial Statements                     6-7
   Item 2. Management's Discussion and Analysis of Financial
              Conditions and Results of Operation                            8-9

PART II - OTHER INFORMATION
   Item 6. Exhibits and Reports on Form 8-K                                   10
   Signatures                                                                 11
   302 Certification: CEO                                                     12
   302 Certification: CFO                                                     13
   906 Certification: CEO                                                     14
   906 Certification: CFO                                                     15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                              June 30      December 31
                                                               2006           2005
                                                           ------------   ------------
ASSETS:
   Cash and due from banks                                 $  5,358,886   $ 13,392,617
   Federal funds sold                                        33,161,973     42,000,000
                                                           ------------   ------------
      Total cash and cash equivalents                        38,520,859     55,392,617
   Securities held to maturity                               37,355,000     36,855,000
   Loans receivable, net                                     65,543,198     65,805,907
   Premises and equipment                                     1,117,452        938,952
   Accrued interest receivable                                  690,943        636,594
   Other assets                                                 858,384        552,949
                                                           ------------   ------------
         TOTAL ASSETS                                      $144,085,836   $160,182,019
                                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                              $ 35,867,406   $ 35,294,900
         Interest bearing                                    72,227,333     89,147,733
                                                           ------------   ------------
            Total deposits                                  108,094,739    124,442,633
      Borrowed funds                                            112,757        274,379
      Accrued interest payable                                  146,913         97,508
      Other liabilities                                         480,891        116,426
                                                           ------------   ------------
            Total liabilities                               108,835,300    124,930,946
                                                           ------------   ------------
   Stockholders' equity
      Common stock, no par value
         Authorized 10,000,000 shares;
         Issued and outstanding, 2,589,696 shares
         at June 30, 2006 and December 31, 2005               5,179,392      5,179,392
      Additional paid-in capital                              3,045,771      3,045,771
      Retained earnings                                      28,331,444     27,522,610
      Deferred stock compensation                              -444,050       -496,700
      Treasury stock at cost, 71,955 shares at
         June 30, 2006 and 0 shares at December 31, 2005       -862,021             --
                                                           ------------   ------------
            Total stockholders' equity                       35,250,536     35,251,073
                                                           ------------   ------------
            TOTAL LIABILITIES AND STOCKHODER' EQUITY       $144,085,836   $160,182,019
                                                           ------------   ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2006, 2005 AND 2004
UNAUDITED

                                              2006         2005         2004
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $2,473,934   $2,440,978   $2,370,761
   Interest on investments                    733,350      742,819      680,285
   Interest on Federal funds sold             590,374      305,044       81,929
   Interest on deposits with banks                 --           --        3,952
                                           ----------   ----------   ----------
      Total interest income                 3,797,658    3,488,841    3,136,927
                                           ----------   ----------   ----------
INTEREST EXPENSE:
   Interest on deposits                       242,291      177,677      155,051
   Interest on borrowed funds                   1,875        1,465          858
                                           ----------   ----------   ----------
      Total interest expense                  244,166      179,142      155,909
                                           ----------   ----------   ----------
Net interest income                         3,553,492    3,309,699    2,981,018
Provision for credit losses                    90,000       90,000       90,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        3,463,492    3,219,699    2,891,018
                                           ----------   ----------   ----------
NON-INTEREST INCOME:
   Service fees                               415,213      451,907      475,798
   Other non-interest income                   17,920       19,215       14,290
                                           ----------   ----------   ----------
      Total non-interest income               433,133      471,122      490,088
                                           ----------   ----------   ----------
NON-INTEREST EXPENSES
   Salaries and wages                         906,876      984,047      909,441
   Employee benefits                          411,642      375,372      404,200
   Occupancy                                  460,742      454,093      382,892
   Furniture and equipment                     73,066      104,649       93,197
   Other non-interest expenses                633,515      598,218      529,982
                                           ----------   ----------   ----------
      Total non-interest expenses           2,485,841    2,516,379    2,319,712
                                           ----------   ----------   ----------
Income before income tax expense            1,410,784    1,174,442    1,061,394
Income tax expense                            601,950      522,958      408,999
                                           ----------   ----------   ----------
NET INCOME                                 $  808,834   $  651,484   $  652,395
                                           ----------   ----------   ----------
NET INCOME PER SHARE:
   Basic earnings per share                $     0.32   $     0.26   $     0.26
                                           ----------   ----------   ----------
   Diluted earnings per share              $     0.32   $     0.25   $     0.25
                                           ----------   ----------   ----------
   Average shares outstanding-basic         2,532,052    2,539,991    2,509,623
                                           ----------   ----------   ----------
   Average shares outstsnding-diluted       2,532,052    2,600,649    2,608,223
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED JUNE 30, 2006, 2005 AND 2004
UNAUDITED

                                              2006         2005         2004
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $1,242,611   $1,233,613   $1,173,354
   Interest on investments                    367,689      369,520      350,318
   Interest on Federal funds sold             379,202      201,692       52,724
                                           ----------   ----------   ----------
      Total interest income                 1,989,502    1,804,825    1,576,396
                                           ----------   ----------   ----------
INTEREST EXPENSE:
   Interest on deposits                       125,427       94,172       78,399
   Interest on borrowed funds                     361          710          375
                                           ----------   ----------   ----------
      Total interest expense                  125,788       94,882       78,774
                                           ----------   ----------   ----------
Net interest income                         1,863,714    1,709,943    1,497,622
Provision for credit losses                    45,000       45,000       45,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        1,818,714    1,664,943    1,452,622
                                           ----------   ----------   ----------
NON-INTEREST INCOME:
   Service fees                               221,961      221,158      241,635
   Other non-interest income                    9,145        8,755        7,140
                                           ----------   ----------   ----------
      Total non-interest income               231,106      229,913      248,775
                                           ----------   ----------   ----------
NON-INTEREST EXPENSES
   Salaries and wages                         426,676      503,065      454,130
   Employee benefits                          201,456      169,340      184,466
   Occupancy                                  222,893      221,813      180,878
   Furniture and equipment                     35,499       55,617       51,861
   Other non-interest expenses                336,606      328,914      270,515
                                           ----------   ----------   ----------
      Total non-interest expenses           1,223,130    1,278,749    1,141,850
                                           ----------   ----------   ----------
Income before income tax expense              826,690      616,107      559,547
Income tax expense                            365,950      250,870      173,999
                                           ----------   ----------   ----------
NET INCOME                                 $  460,740   $  365,237   $  385,548
                                           ----------   ----------   ----------
NET INCOME PER SHARE:
   Basic earnings per share                $     0.18   $     0.14   $     0.15
                                           ----------   ----------   ----------
   Diluted earnigs per share               $     0.18   $     0.14   $     0.15
                                           ----------   ----------   ----------
   Average shares outstanding-basic         2,532,052    2,539,991    2,509,603
                                           ----------   ----------   ----------
   Average shares outstanding-diluted       2,532,052    2,600,649    2,608,223
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006, 2005 AND 2004
UNAUDITED

                                                                         DEFERRED
                                                                          STOCK
                                  COMMON                    RETAINED     COMPEN-     TREASURY
                                   STOCK       SURPLUS      EARNINGS      SATION      STOCK        TOTAL
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2003      $4,223,444   $2,712,139   $24,254,899   $-707,300   $      --   $30,483,182
Net income                              --           --       652,395          --          --       652,395
Amortization of deferred
   stock compensation                   --           --            --      52,650          --        52,650
Proceeds from issuance of
   stock-stock option plan         101,800      360,881            --          --          --       462,681
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, June 30, 2004          $4,325,244   $3,073,020   $24,907,294   $-654,650   $      --   $31,650,908
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2004      $4,369,494   $3,437,550   $25,759,478   $-602,000   $-146,107   $32,818,415
Net income                              --           --       651,484          --          --       651,484
Issuance of stock-stock split      728,608      -728,608           --          --          --
Amortization of deferred
   stock compensation                   --           --            --      52,650          --        52,650
Proceeds from issuance of
   stock-stock option plan           7,918       22,923            --          --     146,107       176,948
Tax benefit from stock
   option plan                          --       23,586            --          --          --        23,586
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, June 30, 2005          $5,106,020   $2,755,451   $26,410,962   $-549,350   $      --   $33,723,083
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2005      $5,179,392   $3,045,771   $27,522,610   $-496,700   $      --   $35,251,073
Net income                              --           --       808,834          --          --       808,834
Amortization of deferred
   stock compensation                   --           --            --      52,650          --        52,650
Purchase of treasury stock              --           --            --          --    -862,021      -862,021
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, June 30, 2006          $5,179,392   $3,045,771   $28,331,444   $-444,050   $-862,021   $35,250,536
                                ----------   ----------   -----------   ---------   ---------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006, 2005 AND 2004
UNAUDITED

                                                         2006           2005          2004
                                                     ------------   -----------   ------------
OPERATING ACTIVITIES:
   Net income                                        $    808,834   $   651,484   $    652,395
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Provision for credit losses                          90,000        90,000         90,000
      Depreciation and amortization                        67,120        77,483         62,013
      Net accretion of securities discounts                    --            --        -10,048
      Amortization of deferred stock compensation          52,650        52,650         52,650
      Tax benefit from stock option plan                       --        23,586             --
      Net change in:
         Accrued interest receivable                      -54,349       -36,339       -109,782
         Accrued interest payable                          49,405        63,765         26,442
         Other assets                                    -305,435       620,119       -109,479
         Other liabilities                                364,465       693,668        102,671
                                                     ------------   -----------   ------------
         Net cash provided by operating activities      1,072,690     2,236,416        756,862
                                                     ------------   -----------   ------------

INVESTING ACTIVITIES:
   Maturities of investment securities                         --       250,000     28,700,000
   Principal repayments on investment securities               --            --         91,094
   Purchases of investment securities                    -500,000    -3,000,000    -37,010,000
   Net change in loans receivable                         172,709    -2,367,994       -520,494
   Acquisitions of premises and equipment                -245,620       -57,264       -183,673
                                                     ------------   -----------   ------------
         Net cash provided by (used in)
            investing activities                         -572,911    -5,175,258     -8,923,073
                                                     ------------   -----------   ------------

FINANCING ACTIVITIES:
   Purchase of treasury stock                            -862,021            --             --
   Proceeds from issuance of stock-stock
      option plan                                              --       176,948        462,681
   Net increase (decrease) in non-interest
      bearing deposits                                    572,506     8,314,180      2,299,922
   Net increase (decrease) in interest
      bearing deposits                                -16,920,400    -5,275,587      5,536,573
   Net increase (decrease) in borrowed funds             -161,622       102,896       -408,491
                                                     ------------   -----------   ------------
         Net cash provided by (used in )
            financing activities                      -17,371,537     3,318,437      7,890,685
                                                     ------------   -----------   ------------
Net increase (decrease) in cash and
   cash equivalents                                   -16,871,758       379,595       -275,526
Cash and cash equivalents at January 1                 55,392,617    26,904,689     25,842,265
                                                     ------------   -----------   ------------
Cash and cash equivalents at June 30                 $ 38,520,859   $27,284,284   $ 25,566,739
                                                     ------------   -----------   ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                              JUNE 30, 2006
                                        -------------------------
                                            BOOK         MARKET
                                           VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,105,000   $27,977,348
Other securities                          8,250,000     8,017,500
                                        -----------   -----------
                                        $37,355,000   $35,994,848
                                        -----------   -----------

                                            DECEMBER 31, 2005
                                        -------------------------
                                            BOOK         MARKET
                                           VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,105,000   $28,253,939
Other securities                          7,750,000     7,208,700
                                        -----------   -----------
                                        $36,855,000   $35,462,639
                                        -----------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivabe is as follows:

                                   JUNE 30     DECEMBER 31
                                     2006          2005
                                 -------------------------
Commercial loans                 $46,441,693   $45,202,526
Real estate loans                 19,038,965    20,603,021
Cosumer loans                      1,022,867       889,684
                                 -----------   -----------
                                  66,503,525    66,695,231
Less:
   Allowance for credit losses       889,306       800,000
   Unearned income                    71,021        89,324
                                 -----------   -----------
                                 $65,543,198   $65,805,907
                                 -----------   -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                  JUNE 30    DECEMBER 31
                                   2006          2005
                                ----------   -----------
Land                            $  300,705    $  300,705
Bank premises                      646,826       646,826
Leasehold improvements             232,594       232,594
Furniture and equipment          1,657,245     1,450,044
                                ----------    ----------
                                 2,837,370     2,630,169
Less accumulated depreciation
   and amortization              1,719,918     1,691,217
                                ----------    ----------
                                $1,117,452    $  938,952
                                ----------    ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  JUNE 30, 2006

The most notable changes in the Corporation's Balance Sheet since December 31, 2005 are a decrease in cash and cash equivalents of $16,900,000 and a related decrease in deposits of $16,300,000. These substantial changes occurred because at the end of 2005 there was an unusually high increase in public funds deposits most of which were withdrawn during early 2006.

The allowance for credit losses increased by approximately $89,000. This was mainly due to credit loss provisions. At June 30, 2006 the allowance for credit losses totaled $889,306 while all loans that were past due or in nonaccrual status totaled only $886,280.

The main reason that there was no noticeable change in stockholders' equity is that the addition of year to date net income totaling $808,834 was offset by the purchase of 71,955 shares of treasury stock costing $862,021. For additional information, refer to the Consolidated Statements of Stockholders' Equity on page 3. The Corporation continues to be classified as "Well Capitalized". At June 30, 2006 our risk-based capital ratio was 42% which is over five times the regulatory requirement.

The results of operations for the first half of 2006, compared to the same period of 2005, show an increase in income before taxes of approximately $236,000.

The main reason for this increase is an increase in net interest income of $244,000 which resulted mostly from higher interest rates. The increase in net interest income is analyzed in detail on page 9.

Finally, there were slight decreases in non-interest income and non-interest expenses of $38,000 and $31,000, respectively. Neither of these changes is considered large enough to be commented upon.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                 Increase (Decrease) Due to Changes in
                                 -------------------------------------
                                         Volume   Rates   Total
                                        -------   -----   -----
Six Months Ended June 30, 2006
            Versus
Six Months Ended June 30, 2005

Interest income on:
   Loans receivable                       $-31     $ 64    $ 33
   Securities held to maturity              -3       -7     -10
   Short term investment                    26      260     286
                                          ----     ----    ----
      Total interest income                 -8      317     309
                                          ----     ----    ----
Interest expense on:
   Deposits                                -12       76      64
   Borrowed funds                            0        1       1
                                          ----     ----    ----
      Total interest expense               -12       77      65
                                          ----     ----    ----
      Net interest income                 $  4     $240    $244
                                          ----     ----    ----

Quarter Ended June 30, 2006
           Versus
Quarter Ended June 30, 2005

Interest income on:
   Loans receivable                       $ 17     $ -8    $  9
   Securities held to maturity              -1        0      -1
   Short term investment                   158       19     177
                                          ----     ----    ----
      Total interest income                174       11     185
                                          ----     ----    ----
Interest expense on:
   Deposits                                 37       -6      31
   Borrowed funds                            0        0       0
                                          ----     ----    ----
      Total interest expense                37       -6      31
                                          ----     ----    ----
      Net interest income                 $137     $ 17    $154
                                          ----     ----    ----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed no Form 8-K during the three months ended June 30, 2006.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES


07/25/06                                /s/ Roman T. Gumina
Date                                    -------------------------------
                                        Roman T. Gumina, CEO


07/25/06                                /s/ Thomas Fornale
Date                                    -------------------------------
                                        Thomas Fornale, Treasurer