Form 10-Q
period 2006-09-30
BRUNSWICK BANCORP
filed 2006-11-06
CIK 771614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

Quarter ended September 30, 2006                  Commission file number 0-14403

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

COMMON STOCK, NO PAR VALUE                             2,589,696 SHARES
     (Class of Stock)                        (Outstanding at September 30, 2006)

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

                       BRUNSWICK BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
              Consolidated Balance Sheets
              September 30, 2006 and December 31, 2005                         1
              Consolidated Statements of Income
              Nine Months Ended September 30, 2006, 2005 and 2004              2
              Consolidated Statements of Income
              Quarters Ended September 30, 2006, 2005 and 2004                 3
              Consolidated Statements of Stockholders' Equity
              Nine Months Ended September 30, 2006, 2005 and 2004              4
              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2006, 2005 and 2004              5
              Notes to Consolidated Financial Statements                     6-7
   Item 2. Management's Discussion and Analysis of Financial
              Conditions and Results of Operation                            8-9

PART II - OTHER INFORMATION
   Item 6. Exhibits and Reports on Form 8-K                                   10
   Signatures                                                                 11
   302 CERTIFICATION : CEO                                                    12
   302 CERTIFICATION : CFO                                                    13
   906 CERTIFICATION : CEO                                                    14
   906 CERTIFICATION : CFO                                                    15

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                           September 30   December 31
                                                               2006           2005
                                                           ------------   ------------
ASSETS:
   Cash and due from banks                                 $  6,933,686   $ 13,392,617
   Federal funds sold                                         4,643,568     42,000,000
                                                           ------------   ------------
      Total cash and cash equivalents                        11,577,254     55,392,617
   Securities held to maturity                               37,355,000     36,855,000
   Loans receivable, net                                     72,817,408     65,805,907
   Premises and equipment                                     1,130,922        938,952
   Accrued interest receivable                                  596,942        636,594
   Other assets                                                 848,082        552,949
                                                           ------------   ------------
      TOTAL ASSETS                                         $124,325,608   $160,182,019
                                                           ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Deposits:
         Non-interest bearing                              $ 37,842,528   $ 35,294,900
         Interest bearing                                    49,737,269     89,147,733
                                                           ------------   ------------
            Total deposits                                   87,579,797    124,442,633
      Borrowed funds                                            288,508        274,379
      Accrued interest payable                                  138,613         97,508
      Other liabilities                                         526,776        116,426
                                                           ------------   ------------
            Total liabilities                                88,533,694    124,930,946
                                                           ------------   ------------

   Stockholders' equity
      Common stock, no par value
         Authorized 10,000,000 shares
         Issued and outstanding 2,589,696 shares
         at September 30, 2006 and December 31, 2005          5,179,392      5,179,392
      Additional paid-in capital                              3,045,771      3,045,771
      Retained earnings                                      28,846,497     27,522,610
      Deferred stock compensation                              -417,725       -496,700
      Treasury stock at cost, 71,955 shares at September
         30, 2006 and 0 shares at December 31, 2005            -862,021             --
                                                           ------------   ------------
            Total stockholders' equity                       35,791,914     35,251,073
                                                           ------------   ------------

            TOTAL LIABILITIES AND STOCKHODER' EQUITY       $124,325,608   $160,182,019
                                                           ------------   ------------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
UNAUDITED

                                              2006         2005         2004
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $3,805,224   $3,724,886   $3,609,612
   Interest on investments                  1,101,036    1,095,307    1,048,512
   Interest on Federal funds sold             829,698      435,850      141,407
   Interest on deposits with banks                 --           --        3,952
                                           ----------   ----------   ----------
      Total interest income                 5,735,958    5,256,043    4,803,483
                                           ----------   ----------   ----------
INTEREST EXPENSE:
   Interest on deposits                       370,464      309,687      233,601
   Interest on borrowed funds                   1,875        2,567        1,232
                                           ----------   ----------   ----------
      Total interest expense                  372,339      312,254      234,833
                                           ----------   ----------   ----------
Net interest income                         5,363,619    4,943,789    4,568,650
Provision for credit losses                   135,000      135,000      135,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        5,228,619    4,808,789    4,433,650
                                           ----------   ----------   ----------
NON-INTEREST INCOME:
   Service fees                               592,338      650,026      686,938
   Other non-interest income                   26,350       27,300       20,440
                                           ----------   ----------   ----------
      Total non-interest income               618,688      677,326      707,378
                                           ----------   ----------   ----------
NON-INTEREST EXPENSES
   Salaries and wages                       1,328,110    1,494,785    1,385,238
   Employee benefits                          569,384      555,604      582,983
   Occupancy                                  690,533      681,325      607,224
   Furniture and equipment                    111,327      144,606      133,364
   Other non-interest expenses                900,420      876,143      801,564
                                           ----------   ----------   ----------
      Total non-interest expenses           3,599,774    3,752,463    3,510,373
                                           ----------   ----------   ----------
Income before income tax expense            2,247,533    1,733,652    1,630,655
Income tax expense                            923,646      638,804      689,629
                                           ----------   ----------   ----------
NET INCOME                                 $1,323,887   $1,094,848   $  941,026
                                           ----------   ----------   ----------
NET INCOME PER SHARE:
   Basic earnings per share                $     0.52   $     0.43   $     0.37
                                           ----------   ----------   ----------
   Diluted earnings per share              $     0.52   $     0.42   $     0.36
                                           ----------   ----------   ----------
   Average shares outstanding-basic         2,527,230    2,548,046    2,509,603
                                           ----------   ----------   ----------
   Average shares outstanding-diluted       2,527,230    2,587,206    2,608,223
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
UNAUDITED

                                              2006         2005         2004
                                           ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans receivable   $1,331,290   $1,283,908   $1,238,851
   Interest on investments                    367,686      352,488      368,227
   Interest on Federal funds sold             239,324      130,806       59,478
                                           ----------   ----------   ----------
      Total interest income                 1,938,300    1,767,202    1,666,556
                                           ----------   ----------   ----------
INTEREST EXPENSE:
   Interest on deposits                       128,173      132,010       78,550
   Interest on borrowed funds                      --        1,102          374
                                           ----------   ----------   ----------
      Total interest expense                  128,173      133,112       78,924
                                           ----------   ----------   ----------
Net interest income                         1,810,127    1,634,090    1,587,632
Provision for credit losses                    45,000       45,000       45,000
                                           ----------   ----------   ----------
Net interest income after provision
   for credit losses                        1,765,127    1,589,090    1,542,632
                                           ----------   ----------   ----------
NON-INTEREST INCOME:
   Service fees                               177,125      198,119      211,140
   Other non-interest income                    8,430        8,085        6,150
                                           ----------   ----------   ----------
      Total non-interest income               185,555      206,204      217,290
                                           ----------   ----------   ----------
NON-INTEREST EXPENSES
   Salaries and wages                         421,234      510,738      475,797
   Employee benefits                          157,742      180,232      178,783
   Occupancy                                  229,791      227,232      224,332
   Furniture and equipment                     38,261       39,957       40,167
   Other non-interest expenses                266,905      277,925      271,582
                                           ----------   ----------   ----------
      Total non-interest expenses           1,113,933    1,236,084    1,190,661
                                           ----------   ----------   ----------
Income before income tax expense              836,749      559,210      569,261
Income tax expense                            321,696      115,846      280,630
                                           ----------   ----------   ----------
NET INCOME                                 $  515,053   $  443,364   $  288,631
                                           ----------   ----------   ----------
NET INCOME PER SHARE:
   Basic earnings per share                $     0.20   $     0.17   $     0.12
                                           ----------   ----------   ----------
   Diluted earnings per share              $     0.20   $     0.17   $     0.11
                                           ----------   ----------   ----------
   Average shares outstanding-basic         2,527,230    2,548,046    2,509,603
                                           ----------   ----------   ----------
   Average shares outstanding-diluted       2,527,230    2,587,206    2,608,223
                                           ----------   ----------   ----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
UNAUDITED

                                                                         DEFERRED
                                                                          STOCK
                                  COMMON                    RETAINED     COMPEN-     TREASURY
                                   STOCK       SURPLUS      EARNINGS      SATION      STOCK        TOTAL
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2003      $4,223,444   $2,712,139   $24,254,899   $-707,300   $      --   $30,483,182
Net income                              --           --       941,026          --          --       941,026
Amortization of deferred
   stock compensation                   --           --            --      78,975          --        78,975
Proceeds from issuance of
   stock-stock option plan         114,650      406,434            --          --          --       521,084
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, September 30, 2004     $4,338,094   $3,118,573   $25,195,925   $-628,325   $      --   $32,024,267
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2004      $4,369,494   $3,437,550   $25,759,478   $-602,000   $-146,107   $32,818,415
Net income                              --           --     1,094,848          --          --     1,094,848
Issuance of stock-stock split      728,608     -728,608            --          --          --            --
Amortization of deferred
   stock compensation                   --           --            --      78,975          --        78,975
Proceeds from issuance of
   stock-stock option plan          81,290      235,335            --          --     146,107       462,732
Tax benefit from stock
   option plan                          --       23,586            --          --          --        23,586
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, September 30, 2005     $5,179,392   $2,967,863   $26,854,326   $-523,025   $      --   $34,478,556
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, December 31, 2005      $5,179,392   $3,045,771   $27,522,610   $-496,700   $      --   $35,251,073
Net income                              --           --     1,323,887          --          --     1,323,887
Amortization of deferred
   stock compensation                   --           --            --      78,975          --        78,975
Purchase of treasury stock              --           --            --          --    -862,021      -862,021
                                ----------   ----------   -----------   ---------   ---------   -----------
Balance, September 30, 2006     $5,179,392   $3,045,771   $28,846,497   $-417,725   $-862,021   $35,791,914
                                ----------   ----------   -----------   ---------   ---------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
UNAUDITED

                                                         2006           2005           2004
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income                                        $  1,323,887   $  1,094,848   $    941,026
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Provision for credit losses                         135,000        135,000        135,000
      Depreciation and amortization                       102,566        111,277         96,794
      Net accretion of securities discounts                    --             --        -10,048
      Tax benefit from stock option plan                       --         23,586             --
      Amortization of deferred stock compensation          78,975         78,975         78,975
      Net change in:
         Accrued interest receivable                       39,652        206,615          9,141
         Accrued interest payable                          41,105         64,013         38,058
         Other assets                                    -295,133        563,767       -108,440
         Other liabilities                                410,350        204,121        184,485
                                                     ------------   ------------   ------------
         Net cash provided by operating activities      1,836,402      2,482,202      1,364,991
                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
   Maturities of investment securities                         --        650,000     42,410,000
   Principal repayments on investment securities               --             --         91,094
   Purchases of investment securities                    -500,000     -3,000,000    -49,615,000
   Net change in loans receivable                      -7,146,501     -1,983,834       -537,523
   Acquisitions of premises and equipment                -294,536        -57,264       -293,387
                                                     ------------   ------------   ------------
         Net cash provided by (used in)
            investing activities                       -7,941,037     -4,391,098     -7,944,816
                                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
   Purchase of treasury stock                            -862,021             --             --
   Proceeds from issuance of stock-stock
      option plan                                              --        462,732        521,084
   Net increase (decrease) in non-interest
      bearing deposits                                  2,547,628      6,136,202      2,857,115
   Net increase (decrease) in interest
      bearing deposits                                -39,410,464    -11,245,962      1,689,130
   Net increase (decrease) in borrowed funds               14,129         80,415       -412,824
                                                     ------------   ------------   ------------
         Net cash provided by (used in)
            financing activities                      -37,710,728     -4,566,613      4,654,505
                                                     ------------   ------------   ------------
Increase (decrease) in cash and
   cash equivalents                                   -43,815,363     -6,475,509     -1,925,320
Cash and cash equivalents at January 1                 55,392,617     28,904,689     25,842,265
                                                     ------------   ------------   ------------
Cash and cash equivalents at September 30            $ 11,577,254   $ 22,429,180   $ 23,916,945
                                                     ------------   ------------   ------------

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

NOTE 2
SECURITIES HELD TO MATURITY

The following is a comparative summary of the book values and estimated market values of securities held to maturity:

                                            SEPTEMBER 30, 2006
                                        -------------------------
                                            BOOK         MARKET
                                           VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,105,000   $28,430,400
Other securities                          8,250,000     8,146,250
                                        -----------   -----------
                                        $37,355,000   $36,576,650
                                        -----------   -----------

                                            DECEMBER 31, 2005
                                        -------------------------
                                            BOOK         MARKET
                                           VALUE         VALUE
                                        -----------   -----------
U.S. Government and agency securities   $29,105,000   $28,253,939
Other securities                          7,750,000     7,208,700
                                        -----------   -----------
                                        $36,855,000   $35,462,639
                                        -----------   -----------

BRUNSWICK BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3
NET LOANS RECEIVABLE

The composition of net loans receivabe is as follows:

                                 SEPTEMBER 30   DECEMBER 31
                                     2006           2005
                                 ------------   -----------
Commercial loans                  $48,130,935   $45,202,526
Real estate loans                  24,739,174    20,603,021
Consumer loans                        957,909       889,684
                                  -----------   -----------
                                   73,828,018    66,695,231
Less:
   Allowance for credit losses        934,201       800,000
   Unearned income                     76,409        89,324
                                  -----------   -----------
                                  $72,817,408   $65,805,907
                                  -----------   -----------

NOTE 4
PREMISES AND EQUIPMENT

The major components of premises and equipment are as follows:

                                 SEPTEMBER 30   DECEMBER 31
                                     2006           2005
                                 ------------   -----------
Land                              $  300,705     $  300,705
Bank premises                        646,826        646,826
Leasehold improvements               232,594        232,594
Furniture and equipment            1,114,106      1,450,044
                                  ----------     ----------
                                   2,294,231      2,630,169
Less accumulated depreciation
   and amortization                1,163,309      1,691,217
                                  ----------     ----------
                                  $1,130,922     $  938,952
                                  ----------     ----------

                       BRUNSWICK BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2006

The most notable changes in the Corporation's Balance Sheet since December 31, 2005 are a decrease in cash and cash equivalents of $43,800,000 and a related decrease in deposits of $36,900,000. These substantial changes occurred because at the end of 2005 there was an unusually high increase in public funds deposits most of which were withdrawn during early 2006. Also noteworthy is a $7,000,000 increase in loans thanks to the efforts of the Corporation's loan officers.

The allowance for credit losses increased by approximately $134,000. This was due to credit loss provisions. At September 30, 2006 the allowance for credit losses totaled $934,201 while all loans that were ninety days past due or in nonaccrual status totaled only $439,789.

The main reason that there was only a modest increase of $541,000 in stockholders' equity is that the addition of year to date net income totaling $1,323,887 was offset by the purchase of 71,955 shares of treasury stock costing $862,021. For additional information, refer to the Consolidated Statements of Stockholders' Equity on page 4. The Corporation continues to be classified as "Well Capitalized". At September 30, 2006 our risk-based capital ratio was 42%, which is over five times the regulatory requirement.

The results of operations for the first three quarters of 2006, compared to the same period of 2005, show an increase in income before taxes of approximately $514,000.

The main reasons for this increase are an increase in net interest income of $420,000 and a decrease in non-interest expenses of $153,000. The increase in net interest income, which resulted mostly from higher interest rates, is analyzed in detail on page 9.

Finally, there was a slight decreases in non-interest income of $59,000 which is not considered large enough to be commented upon.

In Management's opinion, the Corporation's liquidity position is strong, based on its high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

BRUNSWICK BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                       Increase (Decrease) Due to Changes in
                                       -------------------------------------
                                               Volume   Rates   Total
                                               ------   -----   -----
Nine Months Ended September 30, 2006
               Versus
Nine Months Ended September 30, 2005
Interest income on:
   Loans receivable                             $ 26    $ 54    $ 80
   Securities held to maturity                     1       5       6
   Short term investments                         48     346     394
                                                ----    ----    ----
      Total interest income                       75     405     480
                                                ----    ----    ----
Interest expense on:
   Deposits                                       -4      64      60
   Borrowed funds                                  0       0       0
                                                ----    ----    ----
      Total interest expense                      -4      64      60
                                                ----    ----    ----
      Net interest income                       $ 79    $341    $420
                                                ----    ----    ----
Quarter Ended September 30, 2006
             Versus
Quarter Ended September 30, 2005
Interest income on:
   Loans receivable                             $ 73    $-26    $ 47
   Securities held to maturity                     4      12      16
   Short term investments                         23      85     108
                                                ----    ----    ----
      Total interest income                      100      71     171
                                                ----    ----    ----
Interest expense on:
   Deposits                                        5      -9      -4
   Borrowed funds                                 -1       0      -1
                                                ----    ----    ----
      Total interest expense                       4      -9      -5
                                                ----    ---     ----
      Net interest income                       $ 96    $ 80    $176
                                                ----    ----    ----

BRUNSWICK BANCORP AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

The Corporation filed one Form 8-K (incorporated by reference) dated July 6, 2006 during the three months ended September 30, 2006.

BRUNSWICK BANCORP AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                       BRUNSWICK BANCORP AND SUBSIDIARIES


November 6, 06                          /s/ Roman T. Gumina
Date                                    ----------------------------------------
                                        Roman T. Gumina, President & CEO


November 6, 06                          /s/ Thomas Fornale
Date                                    ----------------------------------------
                                        Thomas Fornale, Treasurer